Form 10-K
period 2021-12-31
Papaya Growth Opportunity Corp. I
filed 2022-03-31
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-41223

PAPAYA GROWTH OPPORTUNITY CORP. I

(Exact name of registrant as specified in its charter)

Delaware	87-3071107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Broadway, #750 Oakland, CA 94612 (510) 214-3750

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one Redeemable Warrant	PPYAU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	PPYA	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A common stock for $11.50 per share, included as part of the Units	PPYAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Auditor Firm ID: 2468 | Auditor Name: Citrin Cooperman & Company, LLP | Auditor Location: New York, NY

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units began trading on The Nasdaq Global Market on January 14, 2022 and the registrant’s shares of Class A common stock and warrants began trading on The Nasdaq Global Market on March 4, 2022.

As of March 1, 2022, there were 30,115,500 shares of Class A common stock, $0.0001 par value, and 7,528,875 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Unless otherwise stated in this Annual Report on Form 10-K, references to:

•	“Cantor” or the “representative” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;

•	“CCM” are to J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division, whom we engaged to provide consulting and advisory services in connection with our initial public offering;

•	“Citrin” are to Citrin Cooperman & Company, LLP, our independent registered public accounting firm;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 19, 2022;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“management” or our “management team” are to our officers and directors;

•	"Nasdaq” are to The Nasdaq Global Market;

•	“private placement shares” are to the Class A common stock included within the private placement units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering;

•	“private placement units” are to the units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering, each private placement unit consisting of one private placement share and one-half of one private placement warrant;

•	“private placement warrants” are to the non-redeemable warrants to purchase shares of the Class A common stock included within the private placement units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“Registration Statement” are to the Company’s Form S-1 filed with the SEC on November 24, 2021, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal period ended December 31, 2021;

•	“sponsor” are to Papaya Growth Opportunity I Sponsor, LLC, a Delaware limited liability company controlled by Clay Whitehead, our Chief Executive Officer;

•	"trust account” are to the trust account in which an amount of $293,250,000, comprised of the proceeds from the initial public offering after operating expenses and the sale of the private placement units were placed following the consummation of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees and any warrants issued upon conversion of working capital loans; and

•	“we,” “us,” “Company” or “our company” are to Papaya Growth Opportunity Corp. I, a Delaware corporation.

iii

PART I

Item 1.    Business

Overview

We are an early-stage blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. Our sponsor is affiliated with Launchpad Capital (“Launchpad”). Our team has collectively raised 7 SPACs, totaling $2,200,000,000 in trust capital, and has made extensive private market investments, including Square, Eventbrite, DigitalOcean, Calm and Gitlab.

Initial Public Offering and Concurrent Private Placement

On January 19, 2022, we consummated our initial public offering of 28,750,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-half of one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 1,365,000 private placement units (1,115,500 private placement units to our sponsor, 212,500 private placement units to Cantor and 37,500 private placement units to CCM) at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $13,655,000.

A total of $293,250,000, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Business Strategy

The Company exists to align the benefits of a business combination for a high-quality partner company with long-term value creation for our stockholders. We believe that our prior experience, relationships, and track-record with SPACs and private market investments allow us to source, select and transact with a partner company that can fulfill this goal.

As investors, we believe that there is no single set of investment criteria that best allows us to meet our goals. It is our experience that quality outcomes stem from a relentless focus on our own investment processes and the prudent application of our core investment tenets.

Our key investment tenets are:

•	Backing exceptional leaders. It is our belief that the best returns over time come from partnering with exceptional management teams that have a clear record of successful execution and large ambitions for their company. It is our experience that such high-quality leadership teams focus deeply on leading indicators of business success, including customer value, customer engagement, expansion of addressable market and company culture to drive value over the long-term.

•	Investing in growth with a quality business model in a large market. We seek to invest where our returns are driven primarily by revenue growth. We highly prefer large addressable markets that provide the capacity for continued growth well past our own investment horizon. We seek companies that combine high growth and large markets with an effective business model, which we define as the ability to sustainably generate future cash flows. We typically evaluate the potential to generate future cash flows though deep diligence on unit economics, revenue quality and overall business model, and we generally prefer markets with strong secular tailwinds.

•	Finding clear business moats. Deep moats and substantive competitive differentiation are essential to sustaining growth and margin over time. Such moats can take many forms, ranging from network effects, to branding, to aggregator effects, to scale advantages. While we are agnostic as to specific moats and competitive differentiation, we invest significant time understanding and validating the sustainability and strength of each.

•	Reasonable valuation. Valuation is key to creating upside potential, and to shielding from downside risk. Leveraging our extensive private- and public-market investing experience, we work closely and transparently with management teams and investors to establish valuations and economic alignment that create the right foundation for long-term value creation.

•	ESG considerations. We recognize the increasing importance of environmental, social and governance (ESG) initiatives and believe integration of robust ESG policies is essential to a business’s sustainable growth. Our investment strategy will seek to promote responsible and purposeful business standards, focused on not only the impact of products and services, but on the business processes of the companies themselves.

Beyond these investment tenants, we focus on factors important to successful SPAC-combinations:

•	Sufficient scale. We focus on companies of sufficient size and scale that there will be sufficient trading liquidity post-de-SPAC to allow for strong, fundamentals-driven growth.

•	Clear benefits to going public. We are focused on companies that clearly benefit from operating publicly, via greater access to capital, better branding and visibility, or improved employee incentives around stock compensation.

•	Public markets operations capabilities. We concentrate heavily on companies’ control, processes, controls, and governance to evaluate their capacity to operate publicly.

•	Clear rationale for SPACing. We especially seek companies that can harvest benefits from SPACs not offered by IPOs or other capital solutions. We believe such advantages can include ability to leverage projections to align investors around growth and profitability expectations, earlier access to markets, raising more capital, de-risking through testing the waters and PIPE process, market validation from PIPE participants.

Initial Business Combination

We have until April 19, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by April 19, 2023, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional three months (giving us until July 19, 2023 or October 19, 2023 to consummate an initial business combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to entered into between us and Continental Stock Transfer & Trust Company, dated January 13, 2022, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $2,875,000 ($0.10 per share), on or prior to the date of the applicable deadline. Our public stockholders will not be entitled to vote or redeem their shares in connection with such extension. In the event that our sponsor elects to extend the time to complete a business combination and deposits the applicable amount of money into trust, the sponsor would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our sponsor five days prior to the deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our sponsor’s affiliates or designees decide to extend the period of time to consummate our initial business combination, such affiliates or designees may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the warrants will expire and be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Acquisition Strategy & Business Combination Criteria

We are identifying businesses that marry exceptional teams with exceptional opportunities in a way that is consistent with our investment philosophy and strategy. While our business strategy is our north star in evaluating businesses, our eventual partner company may not meet some or all of our criteria. While prudent investment thinking and the application of well-grounded principles guide our company evaluation, we note that our business strategy must be seen as a general set of guidelines rather than an exhaustive list, and we may rely on other criteria and considerations in selecting our eventual partner company.

In evaluating potential partner companies, we conduct thorough due diligence, including but not limited to management meetings, document review, financial analysis, technology evaluations, and interviews with competitors, customers and industry experts. We believe that there is no substitute for deep, fundamental analysis in understanding whether or not a company has ample runway for growth and cash flows. As such, our expectation is that we will be some of the most knowledgeable people on our eventual partner company globally at the time of initial business combination.

We further believe that a short-term orientation towards investing yields sub-par results and unnecessary risk. Our view is that strong outcomes most predictably derive from a deep understanding of a business’ vision, growth drivers, constraints and opportunities, along with their financial implications, over the long-term. We seek to apply this discipline to the selection of our initial business combination and will not invest behind binary outcomes that hinge on technology or regulatory risks. Instead, we seek businesses where there are sufficient data that we can develop a fundamentals-driven forecast of growth and margins over time.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior December 31, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior December 31.

Financial Position

With funds available for an initial business combination initially in the amount of $278,125,000 (after payment of $15,125,000 of deferred underwriting fees), before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio.

Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Although our management assesses the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment results in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $33,333 per month until April 19, 2023, which is extendable at our sponsor’s option to up to July 19, 2023 or October 19, 2023, as described herein, for office space, utilities, secretarial and administrative support. Further, we have agreed to pay FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month for CFO services, financial planning and analysis and general professional services. In addition, we have agreed to pay an advisor a fee of $14,900 per month for advisory and consulting services relating to target identification, analysis, and support. Some of our officers and directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers, directors or advisors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
•	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. Such amount will be increased by an anticipated $0.10 per public share pursuant to our sponsor depositing additional funds into the trust account for such three-month extension of our time to consummate an initial business combination our sponsor elects to effectuate. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor Fitzgerald & Co. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our founder shares, we would need only 11,293,313, or 39.3%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 1,882,220, or 6.5%, assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved (in each case assuming the over-allotment option is not exercised and our sponsor, officers and directors do not purchase any units in or after our initial public offering). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.

These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until April 19, 2023, which is extendable at our sponsor’s option to until October 19, 2023, as described herein.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, to complete our initial business combination. If we are unable to complete our initial business combination by April 19, 2023 (or by July 19, 2023 or October 19, 2023, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 19, 2023 (or by July 19, 2023 or October 19, 2023, as applicable).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 19, 2023 (or by July 19, 2023 or October 19, 2023, as applicable).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,200,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. Such amount will be increased by an anticipated $0.10 per public share pursuant to our sponsor’s depositing additional funds into the trust account for such three-month extension of our time to consummate an initial business combination our sponsor elects to effectuate. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Citrin, our independent registered public accounting firm, and the underwriters of the offering have not executed agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (regardless of whether such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to up to approximately $2,200,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 19, 2023 (or July 19, 2023 or October 19, 2023, as applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Management

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior December 31, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior December 31.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
•	our expectations around the performance of a prospective target business or businesses may not be realized;
•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
•	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
•	we may not be able to obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;
•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
•	trust account funds may not be protected against third party claims or bankruptcy;
•	an active market for our public securities' may not develop and you will have limited liquidity and trading;
•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and
•	the Russian invasion of Ukraine may result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated January 13, 2022.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our executive offices are located at 2201 Broadway #750, Oakland, California 94612 and our telephone number is (510) 214-3750. Our executive offices are provided to us by our sponsor. The cost of our use of this space is included in the $33,333 per month we pay to our sponsor for office space, utilities, secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock and warrants are each traded on Nasdaq under the symbols “PPYAU,” “PPYA” and “PPYAW, respectively. Our units commenced public trading on January 14, 2022, and our Class A common stock and warrants commenced public trading separately on March 4, 2022.

(b) Holders

On March 1, 2022, there were four (4) holders of record of our units, one (1) holder of record of our shares of Class A common stock and four (4) holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 1,365,000 private placement units (1,115,500 private placement units to our sponsor, 212,500 private placement units to Cantor and 37,500 private placement units to CCM) at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $13,655,000.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On January 19, 2022, we consummated our initial public offering of 28,750,000 units, including 3,750,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000.

A total of $293,250,000, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the period October 8, 2021 (inception) through December 31, 2021, we had a net loss of $32,972, which primarily consists of general and administration expenses.

Liquidity and Capital Resources

The Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units with respect to the Class A common stock included in the units being offered at $10.00 per unit generating gross proceeds of $250,000,000. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,290,500 private placement units at a price of $10.00 per private placement Unit in a private placement to the sponsor, Cantor, and CCM, generating gross proceeds of $12,905,000.

Simultaneously with the closing of the IPO and the sale of the private placement units, the Company consummated the closing of the sale of 3,750,000 additional units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $37,500,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 75,000 private placement units to the sponsor, generating gross proceeds of $750,000.

Offering costs for the IPO and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the trust account), and $572,498 of other offering costs. The $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of our initial business combination by April 19, 2023, subject to the terms of the underwriting agreement.

Following the closing of the IPO and Overallotment Units, $293,250,000 ($10.20 per Unit) from the net proceeds of the sale of the units in the IPO, Overallotment Units, and the private placement units was placed in the trust account. The amounts placed in the trust account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the trust account. Of the proceeds, $2,893,891 was released to the Company for general working capital purposes.

We intend to use substantially all of the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with our initial business combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes our initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2021, there were no Working Capital Loans outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On January 19, 2022, the underwriters fully exercised their over-allotment option and purchased 3,750,000 Units at $10.00 per Unit.

The underwriters were paid an underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate, upon the closing of the IPO. An additional $0.50 per unit, or $12,500,000, plus an additional $0.70 per Overallotment Unit or $2,625,000 (or $15,125,000 in the aggregate) is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes our initial business combination, subject to the terms of the underwriting agreement.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to

Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s public shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares included an aggregate of 956,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on October 8, 2021, with no impact upon adoption. Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-14 following Item 16, which comprise a portion of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Clay Whitehead	42	Chief Executive Officer and Director
Daniel Rogers	52	Chief Financial Officer and Secretary
Alexander Spiro	39	President
Patrick Pohlen	63	Chairperson and Director
Dave Yarnold	62	Director
Dee Dee Sklar	71	Director
Patricia Nakache	56	Director

The experience of our directors and executive officers is as follows:

Clay Whitehead, Founder, Chief Executive Officer and Board Director

Mr. Whitehead is an investor, advisor, and growth company CEO. Mr. Whitehead serves as an advisor to Kernel Group Holdings. He previously served as the CEO of Plum Acquisition Corp. I from March 2021 to November 2021. He founded Pomegranate Ventures in 2019 to invest in private, high-growth technology companies in the cloud, enterprise, and consumer sectors. Recent investments include DigitalOcean, Notion, Gitlab, Calm, and Lemonade. Mr. Whitehead has also served as an advisor to the CEOs of several prominent technology companies, including Databricks, Catchpoint, and Auth0 from 2017 to 2018. Mr. Whitehead also co-founded and led PresenceLearning, the leading telehealth platform and marketplace for special education and mental health therapy services for children and teens, from 2009 through 2018. PresenceLearning was ranked as the sixth fastest growing company in San Francisco on the Inc. 500 Fastest Growing Companies list and eighth on the Glassdoor Employee Choice Award for SMB. The company has scaled to over 1,600 service providers, is profitable, and continues to grow, staying true to its mission of unlocking the potential of all children. We believe Mr. Whitehead is well qualified to serve as a member of our board of directors due to his extensive investment and management experience and deep specific knowledge of high-growth technology companies.

Daniel Rogers, Chief Financial Officer and Secretary

Daniel Rogers has served as the founder and Chief Executive Officer since 2016 of FintechForce, Inc., an advisory and financial management outsourcing firm which advises venture-backed fintech companies on financial matters, accounting and fundraising. Representative clients have included Earnest, BillFloat, Flexible Finance, Helpshift and Encircle Labs. Mr. Rogers has served as the Chief Financial Officer for Newcourt Acquisition Corp since March 2021. In addition, Mr. Rogers served as the Chief Financial Officer of Endpoint Clinical from 2017 to 2019 (acquired by LabCorp (NYSE: LH)), Simplee from 2016 to 2017 (acquired by Flywire) and Plastic Jungle from 2011 to 2014 (acquired by InComm). Prior to working with venture-backed fintech companies, Mr. Rogers served as the Chief Financial Officer for Fifth Third Processing Solutions, a division of Fifth Third Bank (NASDAQ: FITB) from 2007 to 2008. From 1998 to 2007, Mr. Rogers served as Vice President of Finance for Wells Fargo Merchant Services, a division of Wells Fargo Bank, N.A. (NYSE: WFC) and Vice President of Corporate Financial Planning & Analysis at Wells Fargo & Company. Mr. Rogers obtained his BSc in 1992 from Lafayette College and his MBA in 1998 from Pennsylvania State University.

Alexander Spiro, President

Mr. Spiro is a director, investor, and attorney with deep ties in technology and media. Since October 2017, Mr. Spiro has been serving as a Partner of Quinn Emanuel Urquhart & Sullivan, LLP. Mr. Spiro served as a Manhattan prosecutor from September 2008 to July 2013. Mr. Spiro has, as lead counsel, tried well over 50 cases to verdict. Notably, over the last several years, he has secured a string of significant verdicts for his clients in both federal and state courts. Mr. Spiro also sits on several company boards, both private and public, including SOL Global Investments Corp., Bragg Gaming Group, and Glassbridge Enterprises. He also serves as a Lecturer at Harvard Law School. Prior to becoming a lawyer, Mr. Spiro studied bio-psychology at Tuft’s University and worked at Harvard’s Psychiatric Facility, McLean Hospital.

Patrick Pohlen, Chairperson and Board Director

Mr. Pohlen has been the Chief Financial Officer of MNTN since May 2021. Prior to joining MNTN, Mr. Pohlen was a partner at Latham & Watkins LLP from 2002 to 2021, where he was global chair of the technology and life sciences practice for approximately 15 years. He represented technology and life science companies, as well as venture capitalists and investment banks on a variety of corporate matters, including private financings, public offerings including IPOs, and mergers and acquisitions. Mr. Pohlen has published and lectured on various corporate law topics. He has lectured at the University of California at Berkeley’s Coleman Fung Institute for Engineering leadership and Carnegie Mellon University, among others. Mr. Pohlen also ran a venture-backed technology company from 2000 to 2002. Mr. Pohlen holds a Bachelor of Arts degree from Iowa State University and a juris doctorate from University of Iowa College of Law. We believe Mr. Pohlen is well qualified to serve as a member of our board of directors due to his extensive legal and business experience working directly with technology and life sciences companies.

Dave Yarnold, Board Director

Mr. Yarnold has spent over 30 years as a serial entrepreneur in the enterprise software industry. He currently works as an independent consultant, working with a number of CEOs as coach and advisor, while serving as an independent director on the board of directors at Model N (NYSE: MODN) and several private companies. From 2009 to 2018, he was the CEO of ServiceMax, a cloud-based field service software application, which he sold to GE Digital (NYSE: GE) in January 2017 for more than $900M. Prior to that, he was CRO for SuccessFactors, a Saas leader in the talent management space, from 2004 to 2008, where he built a global sales team that helped the company go public in November 2007. The company was subsequently acquired by SAP (NYSE: SAP) for over $3B. Mr. Yarnold’s experience in the software industry began in 1986 at Oracle (NYSE: ORCL), where he was part of the original team that developed and sold the first Oracle applications products. From 1996 to 1999, as Vice President of North American sales at Clarify, he helped that company grow from $18M to $250M in annual sales over a four year period prior to Clarify’s acquisition by Nortel for $2.2B. He then led Worldwide Sales and Business Development at Extensity, a provider of web-based employee productivity applications, from 1999-2003 during which the company completed a successful IPO in 2000, and, subsequently, a sale of the company in 2003 to Geac. We believe Mr. Yarnold is well qualified to serve as a member of our board of directors due to his extensive investment experience and history of helping to develop and lead high-growth companies.

Dee Dee Sklar, Board Director

Ms. Sklar is a seasoned banking executive with over 40 years of experience in the financial services industry. Ms. Sklar’s diverse and global leadership experience spans across all functions and segments of the industry and has allowed her to build an extensive network that includes C-suite and Board members across leading private equity and alternative investment management firms, banks and insurance companies. Most recently, Ms. Sklar served as Vice Chair and Head of Subscription Finance at Wells Fargo (NYSE: WFC) from 2012 to 2019, where she helped build the bank into a leading global provider of subscription financing. During her time at Wells Fargo, Ms. Sklar also held various corporate governance and leadership positions including Co-Head of the New York Women’s Network. Ms. Sklar is the Founder and current Co-Global Chair of Women in Fund Finance and continues to hold global roles with the Fund Finance Association. Ms. Sklar currently serves as an independent director of Kernel Group Holdings, Inc. (Nasdaq: KRNL), a SPAC targeting an investment at the intersection of technology and infrastructure/supply chain logistics, as a Supervisory Board Member of 17Capital, a private equity credit platform focused on providing equity solutions and late cycle financings to private equity sponsors, and as a Business Advisory Board member of Tealbook, a Canadian-headquartered global leader in AI supply chain technology. Prior to her time at Wells Fargo, Ms. Sklar worked at WestLB AG, a European global bank from 2000 to 2012, serving as the Head of Financial Institutions Americas and Global Head of Fund Finance from 2004 to 2012. Ms. Sklar led the negotiations of WestLB’s sale of its global funds business to Wells Fargo. During her eight years at WestLB, Ms. Sklar oversaw the firm’s fund finance business across the U.S., Europe, Asia and Latin America and led the origination of over $70 billion of fund financing for global private equity funds. Prior to joining WestLB, Ms. Sklar was a senior securitization banker at Rothschild Inc. from 1994 to 2000. Ms. Sklar earned a B.S. from the University of Tennessee. We believe Ms. Sklar is well qualified to serve as a member of our board of directors due to her deep specific knowledge of and ties to the financial services industry and extensive direct experience working with public companies.

Patricia Nakache, Board Director

Ms. Nakache has served as a member of the board of directors of ThredUp Inc., an online consignment and thrift store (Nasdaq: TDUP), since June 2010 and as Chairperson of ThredUp Inc.’s board of directors since September 2020. Ms. Nakache has also served in various roles, most recently as a General Partner, of Trinity Ventures, a venture capital firm, since July 1999. Ms. Nakache has served as a Lecturer in Management at the Stanford Graduate School of Business since April 2016. From 1991 to 1998, Ms. Nakache served in various roles and most recently as a Practice Consultant and Senior Engagement Manager at McKinsey & Company, a management consulting firm. From 1987 to 1989, Ms. Nakache served as a Business Analyst at McKinsey & Company. Ms. Nakache has served as a board member of the National Venture Capital Association, an organization dedicated to advocating for public policy that supports the American entrepreneurial ecosystem, since May 2018. From 2008 to January 2014, Ms. Nakache served as a member of the board of directors of Care.com, Inc., a publicly traded family and senior care company that was acquired by IAC/InterActiveCorp (Nasdaq: IAC) in February 2020. Ms. Nakache also serves as a member of the board of directors of a number of privately held companies. Ms. Nakache holds a Master of Business Administration from the Stanford University Graduate School of Business and a Bachelor of Arts in Physics and Chemistry from Harvard University. We believe Ms. Nakache is well qualified to serve as a member of our board of directors due to her extensive experience in the venture capital space and serving on the boards of both public and private companies.

Advisory Board

In addition to our management team, other members of our sponsor are available to assist us with a broad range of work streams related to the assessment of potential business combination targets and the implementation of value enhancing initiatives following our initial business combination. Although such individuals are not members of our management team, they are members of our sponsor, and we they are available to provide functional expertise as needed. However, such advisors have no obligation to provide advice or services to us. Furthermore, such advisors do not perform board or committee functions, nor do they have any voting or decision-making capacity on our behalf. They are also not subject to the fiduciary requirements to which our board members are subject, and may have fiduciary duties to other entities, including other special purpose acquisition companies. Our advisory board includes the following:

Ryan M. Gilbert, Advisor

Mr. Gilbert has served as President and Chief Executive Officer of FTAC Zeus Acquisition Corp. since December 2020. Mr. Gilbert has also been the President and Chief Executive Officer of FTAC Parnassus since December 2020. From June 2020 to June 2021, he was the President, Chief Executive Officer and a director of FTAC Olympus (NASDAQ: FTOC). Mr. Gilbert brings over 20 years of global financial services expertise as an entrepreneur, angel investor, venture investor, and advisor spanning payments, remittances, credit, insurance, and compliance. Mr. Gilbert is founder and General Partner of Launchpad Capital, a venture capital fund. He was most recently a General Partner at Propel Venture Partners, a venture capital fund backed by BBVA Group. He currently serves on the boards of directors of Propel Venture Partners portfolio companies, including Guideline, Inc., Grabango Co. and Steady Platform, Inc. Since July 2015, he has served as an independent director of bKash Limited, Bangladesh’s largest provider of mobile financial services that serves over 45 million users. He has also served as a director of River City Bank, a $3.3 billion community bank based in Sacramento, CA, since October 2012, and served as a director of The Reserve Trust Company, a non-depository Colorado chartered Trust Company, from May 2020 to June 2021. Mr. Gilbert previously served as Chief Executive Officer of BillFloat, Inc. (dba SmartBiz Loans), a consumer finance service company that he co-founded in September 2009. He continues to serve as SmartBiz Loans’ Executive Chairman. He was previously co-founder and Chief Executive Officer of real estate payments company PropertyBridge (acquired by MoneyGram International in 2007). Mr. Gilbert graduated from the University of the Witwatersrand in Johannesburg, South Africa, and is a member of the State Bar of California.

Family Relationships

There are no family relationships between any of our current officers or directors.

Number and Terms of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Dave Yarnold and Patricia Nakache, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dee Dee Sklar and Patrick Pohlen, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Clay Whitehead, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Patrick Pohlen, Dave Yarnold, Dee Dee Sklar and Patricia Nakache is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Dee Dee Sklar, Patricia Nakache and Patrick Pohlen are members of our audit committee, and Ms. Sklar chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Dee Dee Sklar, Patricia Nakache and Patrick Pohlen meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Sklar qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Dave Yarnold and Patrick Pohlen are members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Dave Yarnold and Patrick Pohlen are independent and Mr. Yarnold will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluations;
•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $33,333 per month, for up to 15 months, which is extendable at our sponsor’s option to up to 21 months, as described herein, for office space, utilities, secretarial and administrative support, the payment to FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month for CFO services, financial planning and analysis and general professional services, and the payment to an advisor of $14,900 per month for advisory and consulting services relating to target identification, analysis, and support, no compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, has been or will be paid by us to our sponsor, officers, directors and advisors, or any affiliate of our sponsor or officers. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a nominating and corporate governance committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The director who will participate in the consideration and recommendation of director nominees is Patrick Pohlen. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of identity, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to our Registration Statement and copies are available on our website at https://www.papayagrowth.com/ir. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Since January 13, 2022, we have paid and will continue to pay: (i) our sponsor a total of $33,333 per month for office space, utilities, secretarial and administrative support, (ii) FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month for CFO services, financial planning and analysis and general professional services and (iii) an advisor a fee of $14,900 per month for advisory and consulting services relating to target identification, analysis, and support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

None of our executive officers or directors have received any cash (or non-cash) compensation for services rendered to us. We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, advisors or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our executive officers and directors that beneficially owns our common stock; and
•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 37,644,375 shares of our common stock, consisting of (i) 28,750,000 shares of our Class A common stock and (ii) 7,528,875 shares of our Class B common stock and (iii) 1,365,500 shares of our Class A common stock included in the placement units, issued and outstanding as of March 1, 2022. On all matters to be voted upon holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these private placement warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Papaya Growth Opportunity I Sponsor, LLC(3)	1,155,500	3.8%	7,528,875	100%	23.1%
Clay Whitehead(3)	1,155,500	3.8%	7,528,875	100%	23.1%
Daniel Rogers	--	--	--	--	--
Alexander Spiro	--	--	--	--	--
Patrick Pohlen	--	--	--	--	--
Dave Yarnold	--	--	--	--	--
Dee Dee Sklar	--	--	--	--	--
Patricia Nakache	--	--	--	--	--
All executive officers and directors as a group (seven individuals)	1,155,500	3.8%	7,528,875	100%	23.1%
Five Percent Holders
Saba Capital Management, L.P.(4)	1,541,905	5.1%	--	--	4.1%
MMCAP International Inc. SPC(5)	1,500,000	5.0%	--	--	4.0%

(1)       Unless otherwise noted, the business address of each of the following entities or individuals is c/o Papaya Growth Opportunity Corp. I, 2201 Broadway, Suite 750, Oakland, California 94612.

(2)       Interests shown consist solely of founder shares, classified as shares of Class B common stock, and shares of Class A common stock underlying the private placement units. The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)       Our sponsor is the record holder of such shares. Clay Whitehead is the managing member of our sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Mr. Whitehead disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)       According to Schedule 13G filed jointly with the SEC on January 14, 2022 and represents shares deemed beneficially owned by each of Saba Capital Management, LP, a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”) and Mr. Boaz R. Weinstein, a U.S. citizen. The business address of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)       According to Schedule 13G filed with the SEC on January 18, 2022 and represent shares deemed beneficially owned by each of MMCAP International Inc. SPC (“MMCAP”) and MM Asset Management Inc. (“MM”). MMCAP is incorporated in Cayman Islands, and MM is incorporated in Ontario, Canada. The business address of MMCAP is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The business address of MM is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 19, 2021, our sponsor paid $25,000 to cover certain of our formation and operating expenses in consideration for 7,452,500 founder shares. On November 19, 2021 we effected a 1.0102482:1.0000000 split of our common stock, such that our sponsor owns 7,528,875 founder shares. Our sponsor paid an original purchase price of approximately $0.003 per share for the founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20.8% of the outstanding shares upon the completion of our initial public offering (assuming our initial stockholders do not purchase any units in our initial public offering and excluding any shares underlying the private placement units. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor, Cantor and CCM purchased an aggregate of 1,365,500 private placement units (1,115,500 private placement units to our sponsor, 212,500 private placement units to Cantor and 37,500 private placement units to CCM) at a price of $10.00 per unit in a private placement that occurred simultaneously with the closing of our initial public offering for an aggregate purchase price of $13,655,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement units and the private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

In addition, for as long as the private placement warrants underlying the private placement units are held by Cantor or its designees or affiliates, they are subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and the underlying warrants may not be exercised after five years from the commencement of sales of our initial public offering.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Since January 13, 2022, we have paid and will continue to pay: (i) our sponsor a total of $33,333 per month for office space, utilities, secretarial and administrative support, (ii) FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month for CFO services, financial planning and analysis and general professional services and (iii) an advisor a fee of $14,900 per month for advisory and consulting services relating to target identification, analysis, and support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We engaged CCM, an affiliate of a passive member of our sponsor, to provide consulting and advisory services by CCM in connection with our initial public offering, for which it received customary advisory fees. CCM represents our interests only and is independent of the underwriters CCM’s fee is equal to 0.3% of the aggregate proceeds of our initial public offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s out-of-pocket expenses. We have also engaged CCM as an advisor in connection with our initial business combination for which it will earn an advisory fee of 0.525% of the proceeds of our initial public offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of our initial business combination. CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the overallotment option, if any, payable at closing of our initial business combination.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our sponsor. The promissory note was non-interest bearing, unsecured and was due at the earlier of December 31, 2022 or the closing of our initial public offering, which occurred on January 19, 2022. The loan was repaid upon the closing of our initial public offering out of the $2,200,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions).

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into indemnification agreements with each of our officers and directors a form of which was filed as an exhibit to our Registration Statement. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We entered into a registration rights agreement with respect to the private placement units, the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Patrick Pohlen, Dave Yarnold, Dee Dee Sklar and Patricia Nakache is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Citrin for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees of Citrin for professional services rendered for the audit of our financial statements and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $25,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Citrin any audit-related fees.

Tax Fees. We did not pay Citrin for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Citrin for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following are filed with this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Item 16.  Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of Papaya Growth Opportunity Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Papaya Growth Opportunity Corp. I (the "Company") as of December 31, 2021, and the related statements of operations, changes in stockholder's deficit and cash flows for the period from October 8, 2021 (inception) through December 31, 2021, and the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from October 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CITRIN COOPERMAN & COMPANY LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2022

Papaya Growth Opportunity Corp. I

BALANCE SHEET

December 31,
2021
ASSETS

CURRENT ASSETS
Cash	$21,991
Total current assets	21,991
OTHER ASSETS
Deferred offering costs	254,429

TOTAL ASSETS	$276,420

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$52,061
Note payable - related party	145,000
Accrued offering costs	86,531
State franchise tax payable	800
Total current liabilities	284,392

Commitments and Contingencies (Note 6)
STOCKHOLDER’S DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; none issued or outstanding	-
Class B Common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding (1)(2)	753
Additional paid-in capital	24,247
Accumulated deficit	(32,972)
Total stockholder’s deficit	(7,972)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$276,420

(1)	This number includes an aggregate of up to 956,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.0102482-for-1 stock split (see Note 4).

The accompanying notes are an integral part of these financial statements

Papaya Growth Opportunity Corp. I

STATEMENT OF OPERATIONS
For the period from October 8, 2021 (inception) through December 31, 2021

OPERATING EXPENSES
General and administrative	$32,972
Total expenses	32,972
NET LOSS	$(32,972)

Weighted average shares outstanding of Class B common stock (1) & (2)	7,528,875
Basic and diluted net loss per share, Class B	$(0.00)

(1)	This number includes an aggregate of up to 956,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.0102482-for-1 stock split (see Note 4).

The accompanying notes are an integral part of these financial statements

Papaya Growth Opportunity Corp. I

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
For the period from October 8, 2021 (inception) through December 31, 2021

			Additional Paid -In	Accumulated	Stockholder’s
	Class B		Capital	deficit	deficit
	Shares	Amount
Balance October 8, 2021 - (inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)(2)	7,528,875	753	24,247	-	25,000
Net loss	-	-	-	(32,972)	(32,972)
Balance, December 31, 2021	7,528,875	$753	$24,247	$(32,972)	$(7,972)

(1)	This number excludes an aggregate of up to 956,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.0102482-for-1 stock split (see Note 4).

The accompanying notes are an integral part of these financial statements

Papaya Growth Opportunity Corp. I
STATEMENT OF CASH FLOWS
For the period from October 8, 2021 (inception) through December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,972)
Adjustments to reconcile net loss to net cash used in operating activities Changes in operating assets and liabilities:
Accounts payable and accrued expenses	52,061
State franchise tax payable	800
Net cash flows provided by operating activities	19,889

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	145,000
Payment of deferred offering costs	(167,898)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash flows provided by financing activities	2,102

NET CHANGE IN CASH	21,991

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$21,991

Accrued offering cost charged to deferred offering cost	86,531

The accompanying notes are an integral part of these financial statements

Papaya Growth Opportunity Corp. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 — Description of Organization, Business Operations and Going Concern

Papaya Growth Opportunity Corp. I (the “Company”) was incorporated in Delaware on October 8, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through December 31, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,290,500 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Papaya Growth Opportunity I Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”), and J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division (“CCM”) generating gross proceeds of $12,905,000 which is described in Note 4.

Simultaneously with the closing of the IPO and the sale of the Private Placement Units, the Company consummated the closing of the sale of 3,750,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $37,500,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 75,000 Private Placement Units to the Sponsor, generating gross proceeds of $750,000.

Offering costs for the IPO and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by April 19, 2023, subject to the terms of the underwriting agreement.

Following the closing of the IPO and Overallotment Units, $293,250,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, Overallotment Units, and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account are invested in a money market fund that invests in U.S. government treasuries, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by April 19, 2023, 15 months from the closing of the IPO, or up to 21 months if extended, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 5) if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses of $2,893,891 was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that these financial statements were issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Class A Common Stock subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares included an aggregate of 956,250 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Deferred Offering Costs

Deferred offering costs will consist of direct costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to stockholder’s equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2021 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Income and State Franchise Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from October 8, 2021 (inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The total provision (benefit) for income taxes is comprised of the following:

Federal	December 31, 2021
Current expense	$-
Deferred expense	(6,924)
Change in valuation allowance	6,924
Total income tax expense (benefit)	$-

Deferred tax assets and liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

December 31, 2021
Deferred tax assets:
Start-up costs	$6,756
Net operating loss	168
Total deferred tax assets	6,924
Deferred tax liabilities	-
Valuation allowance for deferred tax assets	(6,924)
Net deferred tax assets	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the year ended December 31, 2021, the valuation allowance was $6,924 and net operating loss was $168. The net operating loss does not expire and can be used indefinitely

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	(21.0)%
Income tax provision expense (benefit)	(0.0%)

Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on October 8, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 – Initial Public Offering

Pursuant to the IPO, the Company sold 28,750,000 Units (including 3,750,000 Overallotment Units) at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of a redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 – Private Placement Units

On January 19, 2022, simultaneously with the consummation of the IPO and sale of the Overallotment Units, the Company consummated the issuance and sale of 1,365,500 Private Placement Units (including 75,000 Private Placement Units purchased simultaneously with the Overallotment Units) in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $13,655,000, to the Sponsor (1,115,500 Private Placement Units), Cantor (212,500 Private Placement Units), and CCM (37,500 Private Placement Units). Each Private Placement Unit consists of one share of Class A common stock and one-half of a warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

A portion of the proceeds from the Private Placement Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and any underlying securities will be worthless.

Note 5 – Related Party Transactions

Founder Shares

On October 19, 2021, the Sponsor purchased 7,452,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. (See Note 7). On November 19, 2021, the Company effected a 1.0102482-for-1 split of the Company’s common stock, such that the Sponsor owns 7,528,875 Founder Shares. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The Initial Stockholders agreed to forfeit up to 956,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 956,250 Founder Shares are no longer subject to forfeiture.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until: the earlier to occur of (A) one year after the completion of the Company’s initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s Initial Stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if the Company consummates a transaction after the Company’s initial Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Related Party Loans

On October 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note became due upon IPO. The Note was non-interest bearing. On December 31, 2021, $145,000 was drawn on the Note which was repaid in full on January 24, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative services. As of December 31, 2021, no amounts have been paid under this agreement.

The Company pays FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month for consulting services, financial planning and analysis and general professional services. As of December 31, 2021, $25,000 has been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet.

The Company intends to pay an advisor a fee of $14,900 per month for advisory and consulting services relating to target identification, analysis and support. As of December 31, 2021, no amounts have been paid under this agreement.

Note 6 – Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement that was signed on the date of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On January 19, 2022, the underwriters fully exercised their over-allotment option and purchased 3,750,000 Units at $10.00 per Unit.

The underwriters were paid an underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate (regardless of whether the underwriters’ over-allotment option is exercised in full), upon the closing of the IPO. An additional $0.50 per unit, or $12,500,000, plus an additional $0.70 per Overallotment Unit or $2,625,000 (or $15,125,000 in the aggregate) is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 – Stockholder’s Deficit

Class A common stock —The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 there were no shares of Class A common stock outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021, there were 7,528,875 shares of Class B common stock outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 20.8% of the sum of the total number of all common stock outstanding upon the completion of the IPO (excluding the Private Placement Units purchased by the Sponsor) plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants — At December 31, 2021 there were no Public Warrants issued and outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

·	in whole and not in part;

·	at a price of $0.01 per Public Warrant;

·	upon not less than 30 days’ prior written notice of redemption;

·	if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the Public Warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

·	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Class A common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (a) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of Class A common stock or equity-linked securities.

Private Placement Warrants — At December 31, 2021 there were no Private Placement Warrants issued and outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that, other than as previously disclosed within in relation to the IPO, Over-Allotment, and Private Placement and discussed below, there were no subsequent events that would require adjustment or disclosure.

Following the closing of the IPO and Overallotment on January 19, 2022, $293,250,000 from the net proceeds of the sale of the Units in the IPO, Overallotment Units and the Private Placement Units was placed in a Trust Account.

As discussed in Note 5, on January 24, 2022, the Company fully repaid the Note balance of $145,000.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (3)
3.1	Second Amended and Restated Certificate of Incorporation of the Company (3)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (3)
4.5	Description of Securities of the Registrant*
10.1	Letter Agreement, dated January 13, 2022, by and among the Company, its officers, its directors and Papaya Growth Opportunity I Sponsor, LLC (3)
10.2	Promissory Note, dated October 19, 2021, issued to Papaya Growth Opportunity I Sponsor, LLC (1)
10.3	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.4	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co. (3)
10.5	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division (3)
10.6	Investment Management Trust Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)
10.7	Registration Rights Agreement, dated January 13, 2022, by and among the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.8	Securities Subscription Agreement between the Registrant and Papaya Growth Opportunity I Sponsor, LLC (1)
10.9	Form of Indemnity Agreement (2)
14.1	Code of Ethics*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 24, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 27, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 19, 2022.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name: Clay Whitehead
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Clay Whitehead	Director and Chief Executive Officer	March 31, 2022
Clay Whitehead	(Principal Executive Officer)

/s/ Daniel Rogers	Chief Financial Officer and Secretary	March 31, 2022
Daniel Rogers	(Principal Financial and Accounting Officer)

/s/ Alexander Spiro	President	March 31, 2022
Alexander Spiro

/s/ Patrick Pohlen	Chairperson and Director	March 31, 2022
Patrick Pohlen

/s/ Dave Yarnold	Director	March 31, 2022
Dave Yarnold

/s/ Dee Dee Sklar	Director	March 31, 2022
Dee Dee Sklar

/s/ Patricia Nakache	Director	March 31, 2022
Patricia Nakache