Form 10-Q
period 2022-03-31
Papaya Growth Opportunity Corp. I
filed 2022-05-16
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41223

PAPAYA GROWTH OPPORTUNITY CORP. I
(Exact name of registrant as specified in its charter)

Delaware	87-3071107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Broadway, #750 Oakland, CA 94612
(Address of Principal Executive Offices, including zip code)

(510) 214-3750
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one Redeemable Warrant	PPYAU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	PPYA	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A common stock for $11.50 per share, included as a part of Units	PPYAW	The Nasdaq Stock Market LLC

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 16, 2022, there were 30,115,500 shares of Class A common stock, $0.0001 par value, and 7,528,875 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2022 (Unaudited)	2021
ASSETS

CURRENT ASSETS
Cash	$1,567,927	$21,991
Prepaid expenses	447,180	—
Total current assets	2,015,107	21,991
Prepaid expenses - non current	116,156	—
Investments held in Trust Account	293,144,900	—
Deferred offering costs	—	254,429
TOTAL ASSETS	$295,276,163	$276,420

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$216,379	$52,061
Accrued offering costs	—	86,531
Due to related party	14,500	—
State franchise tax payable	46,657	800
Note payable - related party	—	145,000
Total current liabilities	277,536	284,392

Deferred underwriting fee payable	15,125,000	—

Total liabilities	15,402,536	284,392

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 28,750,000 shares at redemption value of $10.20 per share.	293,250,000	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock; $0.0001 par value; 20,000,000 shares authorized; 1,365,500 shares issued and outstanding	137	—
Class B Common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding.	753	753
Additional paid-in capital	—	24,247
Accumulated deficit	(13,377,263)	(32,972)
Total stockholders’ deficit	(13,376,373)	(7,972)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$295,276,163	$276,420

The accompanying notes are an integral part of these unaudited condensed financial statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

For The Period
January 01, 2022 to
March 31, 2022

OPERATING EXPENSES
General and administrative	$424,946
Franchise tax	45,857
Total operating expenses	470,803

OTHER EXPENSE
Unrealized loss on investments held in Trust Account	(105,100)

LOSS BEFORE PROVISION FOR INCOME TAXES	(575,903)

Income tax expense (benefit)	—

NET LOSS	$(575,903)

Weighted average shares outstanding of Class A common stock	22,680,556
Basic and diluted net loss per share, Class A	$1.42
Weighted average shares outstanding of Class B common stock	7,528,875
Basic and diluted net loss per share, Class B	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock
	Class A		Class B
							Total
					Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	deficit
Balance, December 31, 2021	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)

Sale of Private Placement units including over-allotment	1,365,500	137	—	—	13,654,863	—	13,655,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,272,244	—	6,272,244
Accretion for Class A Common Stock to redemption value	—	—	—	—	(19,951,354)	(12,768,388)	(32,719,742)
Net loss						(575,903)	(575,903)
Balance, March 31, 2022	$1,365,500	$137	7,528,875	$753	$—	$(13,377,263)	$(13,376,373)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(575,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment held in trust account	105,100
Changes in operating assets and liabilities:
Prepaid assets	(563,336)
Due to related party	14,500
Accounts payable and accrued expenses	164,318
Franchise tax payable	45,857
Net cash used in operating activities	(809,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(293,250,000)
Net cash used in investing activities	(293,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable - related party	(145,000)
Proceeds from initial public offering, net of underwriters’ discount	282,500,000
Proceeds from private placement	13,655,000
Payment of offering costs	(404,600)
Net cash provided by financing activities	295,605,400

NET CHANGE IN CASH	1,545,936

CASH, BEGINNING OF PERIOD	21,991

CASH, END OF PERIOD	$1,567,927

Supplemental disclosures of noncash financing activities:
Deferred underwriting commissions payable	$15,125,000
Initial value of Class A common stock subject to possible redemption	$293,250,000
Accretion for Class A common stock to redemption value	$32,719,742

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 1 — Description of Organization, Business Operations and Liquidity

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

As of March 31, 2022, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”) including shares of Class A common stock in the Units offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO and Overallotment Units, $293,250,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, Overallotment Units, and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

If the Company is unable to complete a Business Combination by April 19, 2023, which is 15 months from the closing of the IPO, or up to 21 months if extended, in compliance with the requirements set forth in the Certificate of Incorporation for such an extension (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 5) and the shares included in the Private Placement Units if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements The financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through one year from the date of this filing, and therefore substantial doubt has been alleviated.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has April 19, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by April, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 13, 2022 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 19, 2022 , and the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2022. The interim results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for any future periods.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2022, the Company had $293,144,900 in cash held in the Trust Account and zero as of December 31, 2021. At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Common Stock subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2022, 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Class A common stock subject to possible redemption	$293,250,000

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $20,697,498 which were charged against additional paid-in capital upon the completion of the IPO.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid, in capital and accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2022 and December 31, 2021 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Deferred Offering Costs

Deferred offering costs consist of direct costs incurred through the balance sheet date that are directly related to the IPO and that were charged to stockholder’s equity upon the completion of the IPO.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 01, 2022 to March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income per Common Stock

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss income per share for each class of common stock

	For the Three Months Ended March 31,
	2022
Basic and diluted net income per share:	Class A Stock	Class B Stock
Numerator:
Allocation of net income, including accretion of temporary equity	$32,287,367	$(143,528)

Denominator:
Weighted average shares outstanding	22,680,556	7,528,875

Basic and diluted net income (loss) per share	$1.42	$(0.02)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on October 8, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Stock Compensation Expense

In connection with the Company’s IPO, founder’s shares were sold to certain independent directors from among the Sponsor’s pool of Founder’s Shares at the price paid by the Sponsor (par value of $0.0001). Although these founder’s shares were purchased by the independent directors for value, under ASC 718, “Compensation – Stock Compensation” (“ASC 718”), these founder’s shares may be deemed stock-based compensation.

The Company accounts for stock-based compensation expense in accordance with ASC 718, under which stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

The fair value of the 410,000 founder shares granted to certain independent directors by the Sponsor on December 21, 2021 was $3,079,100 or $7.51 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing Date was derived based upon similar SPAC warrants and technology exchange funds which with the Company’s stated industry target and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) was deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2022

Note 3 — Initial Public Offering

In the IPO, the Company sold 28,750,000 Units (including 3,750,000 Overallotment Units) at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of a redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement Warrants

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

A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and any underlying securities will be worthless.

Note 5 — Related-Party Transactions

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

Related-Party Loans

On October 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note became due upon IPO. The Note was non-interest bearing. As of December 31, 2021, the Note had an outstanding balance of $145,000. On January 19, 2022, the day IPO was consummated, there was still $145,000 outstanding on the loan which was repaid fully on January 24, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of March 31, 2022, $14,500 has been accrued under this agreement under Due to related party balance. As of December 31, 2021, no amounts were accrued under this agreement.

The Company pays FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month for consulting services, financial planning and analysis and general professional services. As of March 31, 2022, $35,000 has been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet. As of December 31, 2021, $25,000 has been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet.

The Company intends to pay an advisor a fee of $14,900 per month for advisory and consulting services relating to target identification, analysis and support. As of March 31, 2022 and December 31, 2021, no amounts have been paid under this agreement.

Note 6 — Commitments and Contingencies

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

The underwriters were paid an underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate (regardless of whether the underwriters’ over-allotment option is exercised in full), upon the closing of the IPO (plus an additional $750,000 upon the underwriters' exercise of the over-allotment option in full). An additional $0.50 per unit, or $12,500,000, plus an additional $0.70 per Overallotment Unit or $2,625,000 (or $15,125,000 in the aggregate) is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity (Deficit)

Class A Common stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022, there were 1,365,000 shares of Class A common stock outstanding excluding 28,750,000 shares of Class A common stock subject to redemption. As of December 31, 2021, there were no shares of Class A issued or outstanding.

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 7,528,875 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Public Warrants —  At March 31, 2022, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO. At December 31, 2021 there were no Public Warrants issued and outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the Public Warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described in the next paragraph, the warrants will not be adjusted for issuances of shares of Class A common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

Private Placement Warrants — As of March 31, 2022, there were 682,750 Private Placement Warrants outstanding. As of December 31, 2021 there were no Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to  minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:  Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:  Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:  Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$293,144,900	—	—
Total	1	$293,144,900	—	—

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Papaya Growth Opportunity Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Papaya Growth Opportunity Corp. I Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 8, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities that have not yet selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial  Business Combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”) along with non-operating income or expense related to the change in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $575,903 primarily due to operating expenses of $470,803 driven by general and administrative expense of $424,946 in addition to the accrual of Delaware franchise taxes of $45,857, and unrealized loss on investments held in the Trust Account of $105,100.

Liquidity and Capital Resources

For the three months ended March 31, 2022, net cash used in operating activities was $809,464, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Cash used in investing activities was $293,250,000 and net cash provided by financing activities was $295,605,400, mainly reflecting the proceeds of our IPO and private placement.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will not be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $1,567,927 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, stockholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Related Party Transactions

Founder Shares

The information set forth in Note 5 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Related Party Loans

The information set forth in Note 5 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Support Services

The information set forth in Note 5 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Registration Rights

The information set forth in Note 6 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Underwriting Agreement

The information set forth in Note 6 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to deferred underwriting commissions of $2,625,000 in the aggregate, as described above. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income per share of the redeemable shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable ordinary shares outstanding since original issuance. Net loss per share of ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to shares of redeemable ordinary shares, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the periods presented

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of our quarter ended March 31, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC on January 19, 2022, as well as our Annual Report on Form 10-K filed with the SEC on March 31, 2022, and the risk factors set forth below. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Proposed Initial Business Combination

The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target business or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Purchases of shares of common stock in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase shares of common stock in the open market or in privately negotiated transactions, the public “float” of our shares of common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

Risks Related to Our Operations

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. The foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their warrants would entitle the holder to receive or purchase additional shares of common stock, resulting in an increase in their overall economic stake in us. If a business combination is not approved, the warrants will expire and will be worthless.

An investor will only be able to exercise a warrant for cash if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the common shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Risks Related to Our Business and Financial Position

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target businesses’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Additionally, the COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new variant strains of the underlying disease that may develop, new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, in particular, the Securities and Exchange Commission, or the SEC. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;
●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2022.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Daniel Rogers
Name:	Daniel Rogers
Title:	Chief Financial Officer