Form 10-Q
period 2022-06-30
Papaya Growth Opportunity Corp. I
filed 2022-08-12
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41223

PAPAYA GROWTH OPPORTUNITY CORP. I
(Exact name of registrant as specified in its charter)

Delaware	87-3071107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Broadway, #705 Oakland, CA 94612
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
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 12, 2022, there were 30,115,500 shares of Class A common stock, $0.0001 par value, and 7,528,875 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,191,813	$21,991
Prepaid expenses	433,041	—
Total current assets	1,624,854	21,991
Prepaid expenses - non current	15,488	—
Investments held in Trust Account	293,585,521	—
Deferred offering costs	—	254,429
TOTAL ASSETS	$295,225,863	$276,420

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$107,819	$52,061
Accrued offering costs	—	86,531
Due to related party	14,500	—
State franchise tax payable	96,657	800
Note payable - related party	—	145,000
Total current liabilities	218,976	284,392

Deferred underwriting fee payable	15,125,000	—

Total liabilities	15,343,976	284,392

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 shares at redemption value of $10.20 per share.	293,250,000	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 1,365,500 shares issued and outstanding	137	—
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding.	753	753
Additional paid-in capital	—	24,247
Accumulated deficit	(13,369,003)	(32,972)
Total stockholders’ deficit	(13,368,113)	(7,972)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$295,225,863	$276,420

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the six months
	months ended	ended
	June 30,	June 30,

	2022
OPERATING EXPENSES
General and administrative	$382,361	$807,307
Franchise tax	50,000	95,857
Total operating expenses	432,361	903,164

OTHER INCOME
Unrealized gain on investments held in Trust Account	440,621	335,521
Total other income	440,621	335,521

NET INCOME (LOSS)	$8,260	$(567,643)

Weighted average shares outstanding of Class A common stock	28,750,000	25,875,000
Basic and diluted net income per share, Class A	$0.00	$1.25
Weighted average shares outstanding of Class B common stock	7,528,875	7,528,875
Basic and diluted net income (loss) per share, Class B	$0.00	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Common stock
	Class A		Class B
							Total
					Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	deficit
Balance, December 31, 2021	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)

Sale of private placement units including over-allotment	1,365,500	137	—	—	13,654,863	—	13,655,000
Proceeds from initial public offering costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,272,244	—	6,272,244
Accretion for Class A common stock to redemption value	—	—	—	—	(19,951,354)	(12,768,388)	(32,719,742)
Net loss						(575,903)	(575,903)
Balance, March 31, 2022	1,365,500	$137	7,528,875	$753	$—	$(13,377,263)	$(13,376,373)
Net income	—	—	—	—	—	8,260	8,260
Balance, June 30, 2022	1,365,500	$137	7,528,875	$753	$—	$(13,369,003)	$(13,368,113)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(567,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investment held in trust account	(335,521)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(448,529)
Due to related party	14,500
Accounts payable and accrued expenses	55,758
State franchise tax payable	95,857
Net cash used in operating activities	(1,185,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(293,250,000)
Net cash used in investing activities	(293,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable - related party	(145,000)
Proceeds from initial public offering, net of underwriters’ discount	282,500,000
Proceeds from sale of private placement units	13,655,000
Payment of offering costs	(404,600)
Net cash provided by financing activities	295,605,400

NET CHANGE IN CASH	1,169,822
CASH, BEGINNING OF PERIOD	21,991
CASH, END OF PERIOD	$1,191,813

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions payable	$15,125,000
Initial value of Class A common stock subject to possible redemption	$293,250,000
Accretion for Class A common stock to redemption value	$32,719,742

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,290,500 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Papaya Growth Opportunity I Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”), and J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division (“CCM”), generating gross proceeds of $12,905,000 which is described in Note 4.

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

If the Company is unable to complete a Business Combination by April 19, 2023, which is 15 months from the closing of the IPO, or up to 21 months if extended, in compliance with the requirements set forth in the Certificate of Incorporation for such an extension (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Risks and Uncertainties

In February 2022, Russia commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through one year from the date of this filing, and therefore substantial doubt has been alleviated.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 19, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by April 19, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company prospectus for its IPO as filed with the SEC on January 13, 2022 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 19, 2022 , and the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The interim results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2022, the Company had $293,585,521 in cash held in the Trust Account and zero as of December 31, 2021. At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Common Stock subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2022, 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, the Class A common stock reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Class A common stock subject to possible redemption	$293,250,000

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $20,697,498, which were charged against additional paid-in capital upon the completion of the IPO.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Deferred Offering Costs

Deferred offering costs consist of direct costs incurred through the balance sheet date that are directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Income and State Franchise Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the six months ended June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income (loss) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock.

	For the three months ended June 30,
	2022
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$6,546	$1,714

Denominator:
Weighted average shares outstanding	28,750,000	7,528,875

Basic and diluted net income per share	$0.00	$0.00

	For the six months ended June 30,
	2022
	Class A Stock	Class B Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including accretion of temporary equity	$32,280,040	$(127,941)

Denominator:
Weighted average shares outstanding	25,875,000	7,528,875

Basic and diluted net income (loss) per share	$1.25	$(0.02)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on October 8, 2021, with no impact upon adoption.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Stock Compensation Expense

In connection with the Company’s IPO, Founder’s Shares were sold to certain independent directors from among the Sponsor’s pool of Founder Shares at the price paid by the Sponsor (par value of $0.0001). Although these Founder’s Shares were purchased by the independent directors for value, under ASC 718, “Compensation – Stock Compensation” (“ASC 718”), these founder’s shares may be deemed stock-based compensation.

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

The fair value of the 410,000 Founder Shares granted to certain independent directors by the Sponsor on December 21, 2021 was $3,079,100 or $7.51 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and six months ended June 30, 2022.

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

Note 5 — Related-Party Transactions

Founder Shares

On October 19, 2021, the Sponsor purchased 7,452,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000 (see Note 7). On November 19, 2021, the Company effected a 1.0102482-for-1 split of the Company’s Common Stock, such that the Sponsor owns 7,528,875 Founder Shares. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The Initial Stockholders agreed to forfeit up to 956,250 Founder Shares to the extent that the overallotment option is not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 956,250 Founder Shares are no longer subject to forfeiture.

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

Related-Party Loans

On October 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note became due upon IPO. The Note was non-interest bearing. As of December 31, 2021, the Note had an outstanding balance of $145,000. On January 19, 2022, the day IPO was consummated, there was $145,000 outstanding on the loan, which was repaid fully on January 24, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of June 30, 2022, $14,500 has been accrued as outstanding under this agreement under Due to related party and $89,375 has been expensed under the arrangement. As of December 31, 2021, no amounts were accrued or expensed under this agreement.

The Company pays FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month for consulting services, financial planning and analysis and general professional services. As of June 30, 2022, $65,000 has been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet and $89,676 has been expensed under the arrangement. As of December 31, 2021, $25,000 has been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $25,000 has been expensed under the arrangement.

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

The underwriters were paid an underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate (regardless of whether the underwriters’ overallotment option is exercised in full), upon the closing of the IPO (plus an additional $750,000 upon the underwriters’ exercise of the overallotment option in full). An additional $0.50 per unit, or $12,500,000, plus an additional $0.70 per Overallotment Unit or $2,625,000 (or $15,125,000 in the aggregate) is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity (Deficit)

Class A Common stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022, there were 1,365,000 shares of Class A common stock outstanding, excluding 28,750,000 shares of Class A common stock subject to redemption. As of December 31, 2021, there were no shares of Class A issued or outstanding.

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 7,528,875 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants —  At June 30, 2022, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO. At December 31, 2021 there were no Public Warrants issued and outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the Public Warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying the Public Warrants.

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

In addition, if (a) the Company issues additional shares of Class A common stock or equity-linked securities for capital-raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s Class A common stock during the 20-trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of Class A common stock or equity-linked securities.

Private Placement Warrants — As of June 30, 2022, there were 682,750 Private Placement Warrants outstanding. As of December 31, 2021 there were no Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

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

At June 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	$293,585,521	—	—
Total	$293,585,521	—	—

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that there were no material subsequent events that would require adjustment or disclosure.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus, the Company’s Annual Report on Form 10-K, and Part II, Item 1A of this Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 8, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities that have not yet selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial  Business Combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”) along with non-operating income or expense related to the change in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $8,260, operating expenses of $432,361 driven by general and administrative expenses of $382,361, and accrual of Delaware franchise taxes of $50,000 and unrealized gain on investments held in the Trust Account of $440,621.

For the six months ended June 30, 2022, we had a net loss of $567,643, operating expenses of $903,164 driven by general and administrative expense of $807,307, and accrual of Delaware franchise taxes of $95,857, and unrealized gain on investments held in the Trust Account of $335,521.

Liquidity and Capital Resources

For the six months ended June 30, 2022, net cash used in operating activities was $1,185,578, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Cash used in investing activities was $293,250,000 and net cash provided by financing activities was $295,605,400, mainly reflecting the proceeds of our IPO and private placement and the deposit thereof in the Trust Account.

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

At June 30, 2022, we had cash of $1,191,813 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to deferred underwriting commissions of $15,125,000 in the aggregate, as described above. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Net Income (Loss) Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income (loss) per share of the redeemable shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable ordinary shares outstanding since original issuance. Net income (loss) per share of ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to shares of redeemable ordinary shares, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the periods presented

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of our quarter ended June 30, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that, although the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;

●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2022.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Daniel Rogers
Name:	Daniel Rogers
Title:	Chief Financial Officer