Form 10-Q
period 2022-09-30
Papaya Growth Opportunity Corp. I
filed 2022-11-14
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 14, 2022, there were 30,115,500 shares of Class A common stock, $0.0001 par value, and 7,528,875 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$795,094	$21,991
Prepaid expenses	332,569	—
Total current assets	1,127,663	21,991
Investments held in Trust Account	295,052,747	—
Deferred offering costs	—	254,429
TOTAL ASSETS	$296,180,410	$276,420

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,417	$52,061
Accrued offering costs	—	86,531
Due to related party	14,500	—
State franchise tax payable	146,657	800
Note payable - related party	—	145,000
Total current liabilities	266,574	284,392

Deferred underwriting fee payable	15,125,000	—

Total liabilities	15,391,574	284,392

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 shares at redemption value of $10.20 per share.	293,250,000	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 1,365,500 shares issued and outstanding	137	—
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding.	753	753
Additional paid-in capital	—	24,247
Accumulated deficit	(12,462,054)	(32,972)
Total stockholders’ deficit	(12,461,164)	(7,972)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$296,180,410	$276,420

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the nine months
	months ended	ended
	September 30,	September 30,

	2022
OPERATING EXPENSES
General and administrative	$510,277	$1,317,583
Franchise tax	50,000	145,857
Total operating expenses	560,277	1,463,440

OTHER INCOME
Interest earned on investments held in Trust Account	497,081	497,081
Unrealized gain on investments held in Trust Account	970,145	1,305,665
Total other income	1,467,226	1,802,746

NET INCOME	$906,949	$339,306

Weighted average shares outstanding of Class A common stock	28,750,000	26,847,426
Basic and diluted net income per share, Class A	$0.02	$1.23
Weighted average shares outstanding of Class B common stock	7,528,875	7,528,875
Basic and diluted net income per share, Class B	$0.02	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Common stock
	Class A		Class B
							Total
					Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	deficit
Balance, December 31, 2021 (audited)	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)

Sale of private placement units including over-allotment	1,365,500	137	—	—	13,654,863	—	13,655,000
Proceeds from initial public offering costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,272,244	—	6,272,244
Accretion for Class A common stock to redemption value	—	—	—	—	(19,951,354)	(12,768,388)	(32,719,742)
Net loss						(575,903)	(575,903)
Balance, March 31, 2022	1,365,500	137	7,528,875	753	—	(13,377,263)	(13,376,373)
Net income	—	—	—	—	—	8,260	8,260
Balance, June 30, 2022	1,365,500	137	7,528,875	753	—	(13,369,003)	(13,368,113)
Net income	—	—	—	—	—	906,949	906,949
Balance, September 30, 2022	1,365,500	$137	7,528,875	$753	$—	$(12,462,054)	$(12,461,164)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$339,306
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in trust account	(497,081)
Unrealized gain on investment held in trust account	(1,305,665)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(332,569)
Due to related party	14,500
Accounts payable and accrued expenses	53,354
State franchise tax payable	145,857
Net cash used in operating activities	(1,582,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(293,250,000)
Net cash used in investing activities	(293,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable - related party	(145,000)
Proceeds from initial public offering, net of underwriters’ discount	282,500,000
Proceeds from sale of private placement units	13,655,000
Payment of offering costs	(404,600)
Net cash provided by financing activities	295,605,400

NET CHANGE IN CASH	773,103
CASH, BEGINNING OF PERIOD	21,991
CASH, END OF PERIOD	$795,094

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions payable	$15,125,000
Initial value of Class A common stock subject to possible redemption	$293,250,000
Accretion for Class A common stock to redemption value	$32,719,742

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through September 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 5) and the shares included in the Private Placement Units if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company prospectus for its IPO as filed with the SEC on January 13, 2022 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 19, 2022, and the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The interim results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2022, the Company had $295,052,747 in cash held in the Trust Account and zero as of December 31, 2021. At September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Common Stock subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2022, 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

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

At September 30, 2022, the Class A common stock reflected in the unaudited condensed balance sheet is reconciled in the following table:

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the six months ended September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock.

	For the three months ended September 30,
	2022
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$718,732	$188,217

Denominator:
Weighted average shares outstanding	28,750,000	7,528,875

Basic and diluted net income per share	$0.02	$0.02

	For the nine months ended September 30,
	2022
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$32,984,735	$74,313

Denominator:
Weighted average shares outstanding	26,847,426	7,528,875

Basic and diluted net income per share	$1.23	$0.01

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

The fair value of the 410,000 Founder Shares granted to certain independent directors by the Sponsor on December 21, 2021 was $3,079,100 or $7.51 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and nine months ended September 30, 2022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of September 30, 2022, $14,500 has been accrued as outstanding under this agreement under Due to related party and $132,875 has been expensed under the arrangement. As of December 31, 2021, no amounts were accrued or expensed under this agreement.

The Company pays FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month for consulting services, financial planning and analysis and general professional services. As of September 30, 2022, $25,000 had been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet and $124,676 had been expensed under the arrangement. As of December 31, 2021, $25,000 had been accrued and paid under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $25,000 had been expensed under the arrangement.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement that was signed on the date of the IPO. These holders will be entitled to certain demands and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Equity (Deficit)

Class A Common stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022, there were 1,365,500 shares of Class A common stock outstanding, excluding 28,750,000 shares of Class A common stock subject to redemption. As of December 31, 2021, there were no shares of Class A issued or outstanding.

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 7,528,875 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants —  At September 30, 2022, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO. At December 31, 2021 there were no Public Warrants issued and outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Private Placement Warrants — As of September 30, 2022, there were 682,750 Private Placement Warrants outstanding. As of December 31, 2021 there were no Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement

Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

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

At September 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	$295,052,747	—	—
Total	$295,052,747	—	—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”) along with non-operating income or expense related to the change in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $906,949, operating expenses of $560,277 driven by general and administrative expenses of $510,277, accrual of Delaware franchise taxes of $50,000, Interest on Investments held in Trust Account of $497,081 and unrealized gain on investments held in the Trust Account of $970,145.

For the nine months ended September 30, 2022, we had a net income of $339,306, operating expenses of $1,463,440 driven by general and administrative expenses of $1,317,583, accrual of Delaware franchise taxes of $145,857, Interest on Investments held in Trust Account of $497,081 and unrealized gain on investments held in the Trust Account of $1305,665.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, net cash used in operating activities was $1,582,296, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Cash used in investing activities was $293,250,000 and net cash provided by financing activities was $295,605,400, mainly reflecting the proceeds of our IPO and private placement and the deposit thereof in the Trust Account.

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

At September 30, 2022, we had cash of $795,094 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income (loss) per share of the redeemable shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable ordinary shares outstanding since original issuance. Net income (loss) per share of ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to shares of redeemable ordinary shares, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of our quarter ended September 30, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on certain domestic corporations that repurchases their own stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities trade on Nasdaq, we may be deemed a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further legislation or guidance from the Internal Revenue Service, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination or stockholder vote to amend certain terms of our amended and restated certificate of incorporation, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the fair market value of any stock redeemed may exceed the fair market value of any stock issued. There is substantial uncertainty as the manner of determining such fair market value. In addition, the mechanics of any required payment of the Excise Tax have not been determined. We may be required to use funds from sources other than the Trust Account to pay the Excise Tax, and such amounts could be material. Consequently, the Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

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

We are subject to SPAC Rule Proposals relating to how the funds in the Trust Account currently being held.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Daniel Rogers
Name:	Daniel Rogers
Title:	Chief Financial Officer