Form 10-K
period 2022-12-31
Papaya Growth Opportunity Corp. I
filed 2023-03-31
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $287.2 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 31, 2023, there were 30,115,500 shares of Class A common stock, $0.0001 par value, and 7,528,875 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;
•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
•	trust account funds may not be protected against third party claims or bankruptcy; and
•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

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

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
•	“Registration Statement” are to the Company’s Form S-1 filed with the SEC on November 24, 2021, as amended;
•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
•	“SEC” are to the U.S. Securities and Exchange Commission;
•	“sponsor” are to Papaya Growth Opportunity I Sponsor, LLC, a Delaware limited liability company controlled by Clay Whitehead, our Chief Executive Officer;

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

•we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•our expectations around the performance of a prospective target business or businesses may not be realized;

•we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•we may not be able to obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

•we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•trust account funds may not be protected against third party claims or bankruptcy;

•our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and

•the Russian invasion of Ukraine may result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company.

v

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

•	Public markets operations capabilities. We concentrate heavily on companies’ processes, controls, and governance to evaluate their capacity to operate publicly.
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

Initial Business Combination

We have until April 19, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by April 19, 2023, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional three months (giving us until July 19, 2023 or October 19, 2023 to consummate an initial business combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, dated January 13, 2022, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $2,875,000 ($0.10 per share), on or prior to the date of the applicable deadline. Our public stockholders will not be entitled to vote or redeem their shares in connection with such extension. In the event that our sponsor elects to extend the time to complete a business combination and deposits the applicable amount of money into trust, the sponsor would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our sponsor five days prior to the deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our sponsor’s affiliates or designees decide to extend the period of time to consummate our initial business combination, such affiliates or designees may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the warrants will expire and be worthless.

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

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $33,333 per month until April 19, 2023, which is extendable at our sponsor’s option to up to July 19, 2023 or October 19, 2023, as described herein, for office space, utilities, secretarial and administrative support. Further, we have agreed to pay FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $15,000 per month for CFO services, financial planning and analysis and general professional services. In addition, we previously agreed to pay an advisor a fee of $14,900 per month for advisory and consulting services relating to target identification, analysis, and support (terminated on December 7, 2022). Some of our officers and directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. Such amount will be increased by an anticipated $0.10 per public share pursuant to our sponsor depositing additional funds into the trust account for such three-month extension of our time to consummate an initial business combination our sponsor elects to effectuate. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor Fitzgerald & Co. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, any private placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the founder shares and private placement shares held by our sponsor, we would need only 10,177,813, or 35.4%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 766,720, or 2.7%, assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved (in each case assuming our sponsor, officers and directors do not purchase any units in or after our initial public offering). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker and it would be up to the broker whether to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or until October 19, 2023, as described herein, to complete our initial business combination. If we are unable to complete our initial business combination by April 19, 2023 (or by July 19, 2023 or October 19, 2023, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 19, 2023 (or by July 19, 2023 or October 19, 2023, as applicable).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 19, 2023 (or by July 19, 2023 or October 19, 2023, as applicable).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. Such amount will be increased by an anticipated $0.10 per public share pursuant to our sponsor’s depositing additional funds into the trust account for each three-month extension of our time to consummate an initial business combination our sponsor elects to effectuate. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets.

These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Citrin, our independent registered public accounting firm, and the underwriters of the initial public offering have not executed agreements with us waiving such claims to the monies held in the trust account.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to any funds held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 19, 2023 (or July 19, 2023 or October 19, 2023, as applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by April 19, 2023, which is extendable at our sponsor’s option to until July 19, 2023 or October 19, 2023, as described herein, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We are required to evaluate our internal control procedures on a yearly basis as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Item 1A. Risk Factors

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this Report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to up to July 19, 2023 or October 19, 2023, as described herein. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of this Report entitled “Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote their founder shares and private placement shares in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need only 10,177,813, or 35.4%, of the 28,750,000 public shares sold in the initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 766,720, or 2.7%, assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved (in each case assuming the over-allotment option is not exercised and our sponsor, officers and directors do not purchase any units in or after the initial public offering). Our initial stockholders own shares representing 23.0% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Concentration of ownership in our sponsor may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.

Our sponsor owns approximately 23.0% of our outstanding shares of common stock (including the shares underlying the private placement units). As a result, our sponsor could have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval. This potential concentration of influence could be disadvantageous to other stockholders with interests different from those of our sponsor. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, shares of our Class A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain an average global market capitalization and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more  stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 as described above upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by April 19, 2023, which is extendable at our sponsor’s option to October 19, 2023, as described herein. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Report entitled “Business — Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination — Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

Our sponsor has the right to extend the term we have to consummate our initial business combination to October 19, 2023 without providing our stockholders with a corresponding redemption right.

We will have until April 19, 2023 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by April 19, 2023, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional three months (for a total of 21 months from the closing of the initial public offering), subject to our sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $2,875,000 ($0.10 per share), on or prior to the date of the applicable deadline, for each of the three month extensions providing a possible business combination period of up to 21 months. Any such payments would be made in the form of non-interest bearing loans, evidenced by an unsecured promissory note equal to the amount of any such deposit, which will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Our public stockholders will not be entitled to vote or redeem their shares in connection with such extensions. As a result, we may conduct an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than most other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s stockholders in connection with such stockholders would have the right to redeem their public shares.

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

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or rising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target businesses’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive approximately $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the continued outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive approximately $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed and the number of business combinations with SPACs have increased substantially. Additionally, there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.20 per share or which approximates the per-share amount in our trust account at such time, which is generally approximately $10.20 per share. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein, subject to applicable law and as further described herein. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the private placement units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the funds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2022, only approximately $320,067 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Citrin, our independent registered public accounting firm, and the underwriters of the initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the approximately $10.20 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (regardless of whether such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, it is unlikely that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds held outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following April 19, 2023 (or July 19, 2023 or October 19, 2023, as applicable) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than the end of the fiscal year immediately after the fiscal year for which we filed full year financial statements with the SEC following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We are not limited to completing an initial business combination in any industry or geographical region, although we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, regardless of whether they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls on an annual basis. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, however, we may only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own approximately 23.0% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. To the extent we seek to amend our organizational documents in a way that would be deemed to fundamentally change the nature of any our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses larger than we could acquire with the net proceeds of the initial public offering and the sale of the private placement units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share,” under certain circumstances our public stockholders may receive less than $10.20 per share upon the liquidation of the trust account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing approximately 23.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and
•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement units which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the initial public offering and the sale of the private placement units, $293,250,000 is available to complete our initial business combination and pay related fees and expenses (which includes $15,125,000 in deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may engage the underwriter or its affiliates to provide additional services to us, which may include acting as financial advisor in connection with our initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will be released from the trust only upon completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriter or its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Furthermore, we may effect a business combination with a target company that has business operations outside of the United States, and, possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to our Sponsor and Management Team

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Past performance by members of our management team or our advisors or any of their respective affiliates may not be indicative of future performance of an investment in the Company.

Past performance by members of our management team or our advisors or any of their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Mr. Whitehead has experience as a sponsor of, and investor in, blank check companies or special purpose acquisition companies. You should not rely on the historical record of our management team’s or our advisors’ or their respective affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. No other member of our management team has been an officer or director of a special purpose acquisition corporation in the past. Additionally, in the course of their respective careers, members of our management team and our advisors have been involved in businesses and transactions that were not successful.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to stockholders than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination. In addition, since our sponsor paid an original purchase price of only approximately $0.003 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

On October 19, 2021, our sponsor paid $25,000 to cover certain of our formation and operating expenses in consideration for 7,452,500 founder shares. On November 19, 2021, we effected a 1.0102482:1.0000000 split of our common stock, such that our sponsor owns 7,528,875 founder shares. Our sponsor paid an original purchase price of approximately $0.003 per share for the founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20.0% of the outstanding shares after the initial public offering (excluding any shares underlying the private placement units). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor, Cantor and CCM purchased an aggregate of 1,365,500 private placement units at $10.00 per unit, for an aggregate purchase price of $13,655,000, that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Furthermore, certain of our officers and directors have a significant economic interest in our sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target business that subsequently declines in value and is unprofitable for public investors.

Our independent directors have a financial interest in our founder shares, either directly or through our sponsor. They acquired that interest at no cost. As a result, our independent directors have a financial interest in consummating an initial business combination, even if our stock declines in value after that business combination and our public stockholders experience losses in connection with their investment. However, if we do not consummate our initial business combination, the founder shares would be worthless. The financial interest of our independent directors in the founder shares may give rise to a potential conflict of interest in considering potential target businesses. You should consider this potential conflict of interest in deciding whether to redeem your shares at the time of our initial business combination.

On October 19, 2021, our sponsor purchased 7,452,500 founder shares for a purchase price of $25,000, or approximately $0.003 per share. On November 19, 2021, we effected a 1.0102482:1.0000000 split of our common stock, such that our sponsor owns 7,528,875 founder shares. Our independent directors are members of our sponsor, and have a financial interest in the sponsor’s founder shares. Our independent directors acquired that membership interest at no cost. Consequently, our independent directors may profit substantially if we consummate our initial business combination, even if our stock price declines in value after that business combination and our public stockholders, who typically have purchased their units or shares for prices at or about $10.00 each, experience significant losses in connection with their investment.  If we fail to consummate an initial business combination, however, the founder shares will be worthless, although in contrast our public stockholders will receive a pro rata distribution of the aggregate amount then on deposit in the trust account.  As a result, the financial interest of our independent directors in our founder shares may prompt them to consider an initial business combination with a risky target business and/or on terms that may not be favorable to our public stockholders, particularly as the deadline for completing our initial business combination nears. You should consider our independent directors’ potential conflict of interest when deciding whether to redeem your shares at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. In addition, our sponsor, officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, and they are not prohibited from sponsoring, or otherwise becoming involved with, other blank check companies prior to us completing our initial business combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Report entitled “Directors, Executive Officers and Corporate Governance.”

Our officers, directors and advisors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, and our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Our officers, directors and advisors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors are not prohibited from becoming either a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Report entitled “Certain Relationships and Related Party Transactions.”

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their previous personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability as a result of their previous individual conduct or otherwise. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors, our advisors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our officers and directors will be eligible to share in a portion of any appreciation in founder shares purchased at an original purchase price of approximately $0.003 per share, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The members of our management team have invested in our sponsor by subscribing for units issued by the sponsor. These officers and directors will not receive any cash compensation from us prior to a business combination but through their investment in the sponsor will be eligible to share in a portion of any appreciation in founder shares and private placement units, provided that we successfully complete a business combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our stockholders. However, investors should be aware that, as these officers and directors have paid an original purchase price of approximately $0.003 per share for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target that ultimately declines in value and is not profitable for public investors.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, advisors or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated.

Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this Report entitled “Business — Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to Our Securities

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 110,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 79,884,500 and 12,471,125 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of our Class A common stock at the time of our initial business combination initially at a one-for-one ratio but subject to adjustment as described herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by April 19, 2023, which deadline is extendable at our sponsor’s option to October 19, 2023, as described herein, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of public stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

 If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

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

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus for the initial public offering, or to correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the initial public offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, approximately 20.0% of the sum of the total number of all shares of common stock outstanding upon the completion of the initial public offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination, any shares underlying private placement units and any private placement-equivalent warrants issued or issuable to our sponsor or its affiliates, including upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware to be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent to us or our stockholders, (c) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL, the amended and restated certificate of incorporation or bylaws, or (d) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder's counsel, except any action (i) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (ii) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (iii) for which the Court of Chancery does not have subject matter jurisdiction or (iv) any action arising under the federal securities laws, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction . Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope the forum provisions of our amended and restated certificate of incorporation, is filed in a court other than a court of the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

Our amended and restated certificate of incorporation does not purport to require suits brought to enforce a duty or liability created by the Exchange Act to be brought in the Court of Chancery of the State of Delaware or another court of the State of Delaware. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. We note that there is uncertainty as to whether a court would enforce this provision and the investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our reasonable best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us. The private placement units and the private placement warrants will not be fungible with the public units and the public warrants, and, once registered, will trade separately.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 14,375,000 shares of our Class A common stock as part of the units offered in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 1,365,500 private placement units. The private placement units have underlying warrants to purchase an aggregate of 682,750 shares of Class A common stock at $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently own an aggregate of 7,528,875 founder shares. The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as described herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement units are identical to the public units except that, (i) they are be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis. The private placement units and the private placement warrants will not be fungible with the public units and the public warrants, and, once registered, will trade separately.

Our warrant agreement designates the courts of the State of New York or the United States District Court of the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. In addition, the warrant agreement provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, or a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrantholder’s counsel in the foreign action as agent for such warrantholder.

The choice-of-forum provision in our warrant agreement may (1) result in increased costs for investors to bring a claim or (2) limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We have registered the offer and sale of the Class A common stock underlying the public warrants under the Securities Act, however we cannot assure you that such registration will be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed that we will use our commercially reasonable efforts to maintain an effective registration statement covering the offer and sale of such shares and maintain a current prospectus with the SEC relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the offer and sale of the shares issuable upon exercise of the warrants is not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if our Class A common stock are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify the offer and sale of such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us.

Certain provisions of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement units, the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that our sponsor and its affiliates, any of its direct or indirect transferees of at least 15% of our outstanding common stock and any group as to which such persons are party to, will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit in our initial public offering, implying an initial value of $10.00 per public share. On October 19, 2021, our sponsor paid $25,000 to cover certain of our formation and operating expenses in consideration for 7,452,500 founder shares. On November 19, 2021, we effected a 1.0102482:1.0000000 split of our common stock, such that our sponsor owns 7,528,875 founder shares. Our sponsor paid an aggregate original purchase price of $25,000, or approximately $0.003 per share, for the founder shares. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $278,125,000, which is the amount we would have for our initial business combination in the trust account after payment of $15,125,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public warrants and private placement warrants. At such valuation, each of our shares of common stock would have an implied value of approximately $7.39 per share upon consummation of our initial business combination, which would be a 26.1% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the initial public offering, assuming no value to the public warrants).

Public shares	28,750,000
Founder shares	7,528,875
Private placement shares	1,365,500
Total shares	37,644,375
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$278,125,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$7.39

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.20 per share.

Our sponsor, Cantor and CCM have invested in us an aggregate of $13,680,000 comprised of the $25,000 purchase price for the founder shares and the $13,655,000 purchase price for the 1,365,500 private placement units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,894,375 shares owned by our sponsor, Cantor, CCM and our officers and directors (including 7,528,875 founder shares and 1,365,500 private placement shares underlying the private placement units) would have an aggregate implied value of $88,943,750. Even if the trading price of our common stock was as low as approximately $1.54 per share, and the private placement warrants were worthless, the value of the shares owned by the sponsor and our officers and directors would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

General Risk Factors

We are a company with no operating history and no revenues and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company established under the laws of the State of Delaware with no operating results, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on certain domestic corporations that repurchase their own stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities trade on Nasdaq, we may be deemed a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further legislation or guidance from the Internal Revenue Service, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination or stockholder vote to amend certain terms of our amended and restated certificate of incorporation, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the fair market value of any stock redeemed may exceed the fair market value of any stock issued. There is substantial uncertainty as the manner of determining such fair market value. In addition, the mechanics of any required payment of the Excise Tax have not been determined. We may be required to use funds from sources other than the Trust Account to pay the Excise Tax, and such amounts could be material. Consequently, the Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets.

We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any December 31 before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior December 31, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior December 31. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

At December 31, 2022, we had $320,067 of cash held outside the Trust Account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

(b) Holders

On March 6, 2023, there were four (4) holders of record of our units, one (1) holder of record of our shares of Class A common stock and one (1) holder of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 1,365,000 private placement units (1,115,500 private placement units to our sponsor, 212,500 private placement units to Cantor and 37,500 private placement units to CCM) at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $13,655,000, pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Cantor Fitzgerald acted as the sole bookrunner for the initial public offering. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261317), which was declared effective by the SEC on January 13, 2022.

Offering costs for the initial public offering amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the trust account), and $572,498 of other offering costs. The

$15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a business combination by April 19, 2023, subject to the terms of the underwriting agreement.

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

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the placement units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

In March 2023, the shut‐down of certain financial institutions raised economic concerns over disruption in the U.S. banking system. The U.S. government took certain actions to strengthen public confidence in the U.S. banking system. However, there can be no certainty that the actions taken by the U.S. government will be effective in mitigating the effects of financial institution failures on the economy and restoring public confidence in the U.S. banking system. Additional financial institution failures may occur in the near term that may limit access to short‐term liquidity or have adverse impacts to the economy. As disclosed in Note 2 of financial statements, the Company maintains cash amounts in excess of federally insured limits in the aggregate amount of $70,067, as of December 31, 2022 and has certain concentrations of credit risk that expose the Company to risk of loss if the counterparty is unable to perform as a result of future dirsuptions in the U.S. banking system or economy. Given the uncertainty of the situation, the related financial impact cannot be reasonably estimated at this time.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”) along with non-operating income or expense related to the change in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $1,550,457, operating expenses of $2,128,794 driven by general and administrative expenses of $1,928,794, accrual of Delaware franchise tax of $200,000, interest on investments held in trust account of $497,081, unrealized gain on investments held in the trust account of $3,821,190, income tax expense of $84,000 and deferred tax liability of $555,020.

For the period from October 08, 2021 (inception) through December 31, 2021, we had a net loss of $32,972, driven by general and administrative expenses of $32,172 and accrual of Delaware franchise taxes of $800.

Liquidity and Capital Resources

For the year ended December 31, 2022, net cash used in operating activities was $2,057,372, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Cash used in investing activities was $293,249,952 and net cash provided by financing activities was $295,605,400, mainly reflecting the proceeds of our IPO and private placement and the deposit thereof in the Trust Account.

For the period from October 08, 2021 (inception) through December 31, 2021, net cash used in operating activities was $19,889, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Cash used in investing activities was zero and net cash provided by financing activities was $2,102.

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

At December 31, 2022, we had cash of $320,067 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Related Party Transactions

Founder Shares

The information set forth in Note 5 of the Notes to the Financial Statements is hereby incorporated by reference herein.

Related Party Loans

The information set forth in Note 5 of the Notes to the Financial Statements is hereby incorporated by reference herein.

Support Services

The information set forth in Note 5 of the Notes to the Financial Statements is hereby incorporated by reference herein.

Registration Rights

The information set forth in Note 6 of the Notes to the Financial Statements is hereby incorporated by reference herein.

Underwriting Agreement

The information set forth in Note 6 of the Notes to the Financial Statements is hereby incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent Yearly period end date while the warrants are outstanding.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per share of the redeemable common stock, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable common stock outstanding since original issuance. Net income (loss) per share of common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, less income attributable to shares of redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the periods presented.

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-17 following Item 16, which comprise a portion of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that while the CEO and CFO believe that our disclosure controls and procedures provide reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

This Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Clay Whitehead	43	Chief Executive Officer and Director
Daniel Rogers	53	Chief Financial Officer and Secretary
Alexander Spiro	40	President
Timothy Schenk	44	Chairperson and Director
Daniel Murillo	42	Director
Neil Herceg	42	Director

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

Timothy Schenk, Chairperson and Board Director

Mr. Schenk has served as a director and Chairperson of the board since December 2022.  Mr. Schenk is an investment management professional with over 20 years of experience. Mr. Schenk founded Kuleana Capital Management LLC, where he acts as President and Portfolio Manager, in February 2016. Prior to founding Kuleana Capital Management, Mr. Schenk served as an investment professional at a number of hedge funds, including Blue Ridge Capital from 2001 to 2006, White Elm Capital from 2007 to 2010, Newbrook Capital Advisors from 2011-2013, and Elmrox Investment Group from 2014-2016. Mr. Schenk graduated with distinction from the McIntire School of Commerce at the University of Virginia and earned his MBA from the Stanford Graduate School. We believe Mr. Schenk is well qualified to serve as a member of our board of directors due to his extensive investment experience.

Daniel Murillo, Board Director

Mr. Murillo has served as a member of the board of directors since December 2022. Mr. Murillo has overseen investment and operating activities at AQP Capital, including acquisitions, dispositions, capital raising, debt financing, property rehabilitation and management since September 2015. His firm, AQP Capital, owns and manages over 1,300 units across more than 120 properties in Southern California with a special focus on workforce multifamily properties. Prior to AQP Capital, Mr. Murillo served as CEO & Founder of Little Black Bag from January 2011 to April 2014, as well as a Venture Capitalist at Greycroft Partners from August 2008 to December 2010. Additionally, Mr. Murillo currently serves on the Board of Directors of Soleil Academy, a Charter School in Lynwood, CA, is a member of the Young Presidents Organization (YPO) Santa Monica Bay chapter and is a member of the Tocqueville Society of the United Way of Greater Los Angeles. Mr. Murillo has a BA in Computer Science, Magna Cum Laude, from Amherst College and an MBA from the Stanford Graduate School of Business. We believe Mr. Murillo is well qualified to serve as a member of our board of directors due to his extensive investment experience and service on the boards of private companies.

Neil Herceg, Board Director

Mr. Herceg has served as a member of the board of directors since January 2023. Mr. Herceg is a real estate investment manager, serving most recently as the principal of Big Creek Real Estate Partners and Blackmount Real Estate Partners where he has overseen the acquisition, financing, asset management, and disposition of over 2,000 multifamily units and several hundred thousand square feet of commercial properties.  Prior to founding these firms, Mr. Herceg was the Chief Investment Officer at Cocke Finkelstein Inc., where he grew the firms ownership to roughly 13,000 multifamily units.  Mr. Herceg graduated Magna Cum Laude from Miami University and earned his MBA from the Stanford Graduate School of Business. We believe Ms. Herceg is well qualified to serve as a member of our board of directors due to his deep knowledge of and ties to the financial services industry.

Advisory Board

In addition to our management team, other members of our sponsor are available to assist us with a broad range of work streams related to the assessment of potential business combination targets and the implementation of value enhancing initiatives following our initial business combination. Although such individuals are not members of our management team, they are members of our sponsor, and they are available to provide functional expertise as needed. However, such advisors have no obligation to provide advice or services to us. Furthermore, such advisors do not perform board or committee functions, nor do they have any voting or decision-making capacity on our behalf. They are also not subject to the fiduciary requirements to which our board members are subject, and may have fiduciary duties to other entities, including other special purpose acquisition companies. Our advisory board includes the following:

Ryan M. Gilbert, Advisor

Mr. Gilbert has served as President and Chief Executive Officer of FTAC Zeus Acquisition Corp. since December 2020. Mr. Gilbert has also been the President and Chief Executive Officer of FTAC Parnassus since December 2020. From June 2020 to June 2021, he was the President, Chief Executive Officer and a director of FTAC Olympus Acquisition Corp. Mr. Gilbert brings over 20 years of global financial services expertise as an entrepreneur, angel investor, venture investor, and advisor spanning payments, remittances, credit, insurance, and compliance. Mr. Gilbert is founder and General Partner of Launchpad Capital, a venture capital fund. He was most recently a General Partner at Propel Venture Partners, a venture capital fund backed by BBVA Group. He currently serves on the boards of directors of Propel Venture Partners portfolio companies, including Guideline, Inc., Grabango Co. and Steady Platform, Inc. Since July 2015, he has served as an independent director of bKash Limited, Bangladesh’s largest provider of mobile financial services that serves over 45 million users. He has also served as a director of River City Bank, a $3.3 billion community bank based in Sacramento, CA, since October 2012, and served as a director of The Reserve Trust Company, a non-depository Colorado chartered

Trust Company, from May 2020 to June 2021. Mr. Gilbert previously served as Chief Executive Officer of BillFloat, Inc. (dba SmartBiz Loans), a consumer finance service company that he co-founded in September 2009. He continues to serve as SmartBiz Loans’ Executive Chairman. He was previously co-founder and Chief Executive Officer of real estate payments company PropertyBridge (acquired by MoneyGram International in 2007). Mr. Gilbert graduated from the University of the Witwatersrand in Johannesburg, South Africa, and is a member of the State Bar of California.

Family Relationships

There are no family relationships between any of our current officers or directors.

Number and Terms of Officers and Directors

We have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until the end of the fiscal year immediately following the first fiscal year for which full year financial statements are filed following our listing on Nasdaq. The term of office of the first class of directors, consisting of Neil Herceg, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Timothy Schenk and Daniel Murillo, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Clay Whitehead, will expire at the third annual meeting of stockholders.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Timothy Schenk, Daniel Murillo and Neil Herceg is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Timothy Schenk, Daniel Murillo and Neil Herceg are members of our audit committee, and Mr. Schenk chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Timothy Schenk, Daniel Murillo and Neil Herceg meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Schenk qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Timothy Schenk and Daniel Murillo are members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Timothy Schenk and Daniel Murillo are independent and Mr. Murillo serves as chair of the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $33,333 per month, until April 19, 2023, which deadline is extendable at our sponsor’s option until October 19, 2023, as described herein, for office space, utilities, secretarial and administrative support, the payment to FintechForce, Inc., an entity affiliated with our Chief Financial Officer, of a fee of $15,000 per month for CFO services, financial planning and analysis and general professional services and accounting services, and the prior payment to an advisor of $14,900 per month for advisory and consulting services relating to target identification, analysis, and support (terminated on December 7, 2022), no compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, has been or will be paid by us to our sponsor, officers, directors and advisors, or any affiliate of our sponsor or officers. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a nominating and corporate governance committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Timothy Schenk, Daniel Murillo and Neil Herceg. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, other than two late Form 3s filed by our directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Since January 13, 2022, except as otherwise indicated, we have paid and will continue to pay: (i) our sponsor a total of $33,333 per month for office space, utilities, secretarial and administrative support, (ii) FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a monthly fee for CFO services, financial planning and analysis and general professional services ($10,000 per month through September 30, 2022 and $15,000 per month thereafter) and (iii) an advisor a fee of $14,900 per month for advisory and consulting services relating to target identification, analysis, and support (terminated on December 7, 2022). Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

None of our executive officers or directors have received any cash (or non-cash) compensation for services rendered to us. We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, advisors or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our executive officers and directors that beneficially owns our common stock; and
•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 37,644,375 shares of our common stock, consisting of (i) 28,750,000 shares of our Class A common stock included in the public units, (ii) 7,528,875 shares of our Class B common stock and (iii) 1,365,500 shares of our Class A common stock included in the placement units, issued and outstanding as of February 28, 2023. On all matters to be voted upon holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these private placement warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Approximate
Percentage
	Number of		Number of		of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage	Beneficially	Percentage of	Common
Name and Address of Beneficial Owner(1)	Owned(2)	of Class	Owned(2)	Class	Stock
Papaya Growth Opportunity I Sponsor, LLC(3)	1,115,500	3.7%	7,528,875	100%	23.0%
Clay Whitehead(3)	1,115,500	3.7%	7,528,875	100%	23.0%
Daniel Rogers	—	—	—	—	—
Alexander Spiro	—	—	—	—	—
Timothy Schenk	—	—	—	—	—
Daniel Murillo	—	—	—	—	—
Neil Herceg	—	—	—	—	—
All executive officers and directors as a group (six individuals)	1,115,500	3.7%	7,528,875	100%	23.0%
Five Percent Holders
Saba Capital Management, L.P.(4)	1,934,755	6.4%	—	—	5.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Papaya Growth Opportunity Corp. I, 2201 Broadway, Suite 750, Oakland, California 94612.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, and shares of Class A common stock underlying the private placement units. The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Our sponsor is the record holder of such shares. Clay Whitehead is the managing member of our sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Mr. Whitehead disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	According to Schedule 13G/A filed jointly with the SEC on February 14, 2023 and represents shares deemed beneficially owned by each of Saba Capital Management, LP, a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”) and Mr. Boaz R. Weinstein, a U.S. citizen. The business address of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 19, 2021, our sponsor paid $25,000 to cover certain of our formation and operating expenses in consideration for 7,452,500 founder shares. On November 19, 2021 we effected a 1.0102482:1.0000000 split of our common stock, such that our sponsor owns 7,528,875 founder shares. Our sponsor paid an original purchase price of approximately $0.003 per share for the founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20.0% of the outstanding shares upon the completion of our initial public offering (excluding any shares underlying the private placement units). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

In addition, for as long as the private placement warrants underlying the private placement units are held by Cantor or its designees or affiliates, they are subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and the underlying warrants may not be exercised after five years from the commencement of sales for our initial public offering.

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

Since January 13, 2022, except as otherwise indicated, we have paid and will continue to pay: (i) our sponsor a total of $33,333 per month for office space, utilities, secretarial and administrative support, (ii) FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a monthly fee for CFO services, financial planning and analysis and general professional services ($10,000 per month through September 30, 2022 and $15,000 per month thereafter) and (iii) an advisor a fee of $14,900 per month for advisory and consulting services relating to target identification, analysis, and support (terminated on December 7, 2022). Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We engaged CCM, an affiliate of a passive member of our sponsor, to provide consulting and advisory services in connection with our initial public offering, for which it received customary advisory fees. CCM represents our interests only and is independent of the underwriters. CCM’s fee is equal to 0.3% of the aggregate proceeds of our initial public offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s out-of-pocket expenses. We have also engaged CCM as an advisor in connection with our initial business combination for which it will earn an advisory fee of 0.525% of the proceeds of our initial public offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of our initial business combination. CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the overallotment option, payable at closing of our initial business combination.

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

We entered into indemnification agreements with each of our officers and directors a form of which is filed as an exhibit to this Report. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We entered into a registration rights agreement with respect to the private placement units, the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Timothy Schenk, Daniel Murillo and Neil Herceg is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Citrin for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees of Citrin for professional services rendered for the audit of our financial statements and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $111,200 and $25,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Citrin any audit-related fees.

Tax Fees. We did not pay Citrin for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Citrin for any other services for the years ended December 31, 2022 and 2021.

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

Item 16.  Form 10-K Summary

Not applicable.

PAPAYA GROWTH OPPORTUNITY CORP. I

68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Papaya Growth Opportunity Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Papaya Growth Opportunity Corp. I (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from October 8, 2021 (inception) through December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from October 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on April 19, 2023 (or by July 19, 2023 or October 19, 2023, as applicable), then the Company will cease all operations except for the purpose of liquidating. In addition, the Company may not have sufficient working capital and may need to borrow additional funds from its Sponsor in order to fund its liquidity needs. Management has determined that liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2023

PAPAYA GROWTH OPPORTUNITY CORP. I

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS
Cash	$320,067	$21,991
Prepaid expenses and other assets	216,608	—
Advance taxes paid	41,000	—
Total current assets	577,675	21,991
OTHER ASSETS
Investments held in Trust Account	297,568,272	—
Deferred offering costs	—	254,429
TOTAL ASSETS	$298,145,947	$276,420

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$223,640	$52,061
Accrued offering costs	—	86,531
Note payable - related party	—	145,000
Due to affiliate	14,500	—
State franchise tax payable	200,800	800
State income tax payable	27,000	—
Deferred underwriting fees payable	15,125,000	—
Total current liabilities	15,590,940	284,392
Deferred tax liability	555,020	—
Total liabilities	16,145,960	284,392

COMMITMENTS AND CONTINGENCIES REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 28,750,000 shares at redemption value of $10.20 per share	293,250,000	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 1,365,500 shares issued and outstanding	137	—
Class B Common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding	753	753
Additional paid-in capital	—	24,247
Accumulated deficit	(11,250,903)	(32,972)
Total stockholders’ deficit	(11,250,013)	(7,972)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$298,145,947	$276,420

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF OPERATIONS

	For the year	For The Period October 8,
	ended	2021 (Inception) to
	December 31, 2022	December 31, 2021
OPERATING EXPENSES
General and administrative	$1,928,794	$32,172
Franchise tax	200,000	800
Total expenses	2,128,794	32,972

OTHER INCOME
Interest earned on investments held in Trust Account	497,081	—
Unrealized gain on investments held in Trust Account	3,821,190	—
Total other income	4,318,271	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,189,477	(32,972)
Income tax expense	(639,020)	—
NET INCOME (LOSS)	$1,550,457	$(32,972)

Weighted-average shares outstanding of Class A common stock	28,630,352	—
Basic and diluted net income per share, Class A	$1.19	$—
Weighted-average shares outstanding of Class B common stock	7,528,875	7,528,875
Basic and diluted net income per share, Class B	$0.04	$(0.00)

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common stock
	Class A		Class B
							Total
					Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	deficit
Balance, December 31, 2021	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)

Sale of private placement units including over-allotment	1,365,500	137	—	—	13,654,863	—	13,655,000
Proceeds from initial public offering costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,272,244	—	6,272,244
Accretion for Class A common stock to redemption value	—	—	—	—	(19,951,354)	(12,768,388)	(32,719,742)
Net income	—	—	—	—	—	1,550,457	1,550,457
Balance, December 31, 2022	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)

FOR THE PERIOD FROM OCTOBER 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common stock
	Class A		Class B
							Total
					Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	deficit
Balance October 8, 2021 - (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Common Stock to initial stockholders	—	—	7,528,875	753	24,247	—	25,000
Net loss	—	—	—	—	—	(32,972)	(32,972)
Balance, December 31, 2022	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CASH FLOWS

		For the period
	For the year	October 8,
	ended	2021 (Inception)
	December 31,	to December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,550,457	$(32,972)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest earned on investments held in Trust Account	(497,081)	—
Unrealized gain on investment held in Trust Account	(3,821,190)	—
Deferred tax expense	555,020	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(216,608)	—
Due to affiliate	14,500	—
Accounts payable and accrued expenses	171,578	52,061
State income tax payable	27,000	—
Advance taxes paid	(41,000)	—
Franchise tax payable	200,000	800
Net cash flows (used in) provided by operating activities	(2,057,324)	19,889

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(293,250,000)	—
Net cash flows used in investing activities	(293,250,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable - related party	(145,000)	145,000
Proceeds from initial public offering, net of underwriters’ discount	282,500,000	—
Proceeds from private placement units	13,655,000	(167,898)
Payment of offering costs	(404,600)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash flows provided by financing activities	295,605,400	2,102

NET CHANGE IN CASH	298,076	21,991
CASH, BEGINNING OF PERIOD	21,991	—
CASH, END OF PERIOD	$320,067	$21,991
Supplemental disclosure of cash flow activities:
Income tax paid	$57,000	$—
Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions payable	$15,125,000	$—
Initial value of Class A common stock subject to possible redemption	$293,250,000	$—
Accretion for Class A common stock to redemption value	$32,719,742	$—

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO and the sale of the Overallotment Units, $293,250,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, Overallotment Units, and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3), (d)(4) and (d)(5) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 5) and the shares included in the Private Placement Units if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of December 31, 2022, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 19, 2023, 15 months from the closing of the IPO (or July 19, 2023 or October 19, 2023 if the Company extends the period), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination during the specified period. If a Business Combination is not consummated by April 19, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2022, the Company had $297,568,272 held in the Trust Account and zero as of December 31, 2021. At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

At December 31, 2022, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Class A common stock subject to possible redemption value	$293,250,000

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Deferred Offering Costs

Deferred offering costs consist of direct costs incurred through the balance sheet date that are directly related to the IPO and that were charged to stockholders’ deficit upon the completion of the IPO.

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

Level 3:    Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent yearly period end date while the instruments are outstanding. As discussed in Note 7, the Company concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware and California on an annual basis.

The total provision (benefit) for income taxes is comprised of the following:

	December 31, 2022	December 31, 2021
Current expense -federal	$57,000	$—
Current expense-state	27,000
Deferred expense (benefit)	555,020	(6,924)
Change in valuation allowance	—	6,924
Total income tax expense	$639,020	$—

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2022	December 31, 2021
Deferred tax assets:	$—	$—
Start-up costs	—	6,756
Net operating loss	—	168
Total deferred tax assets	—	6,924
Deferred tax liability	(555,020)	—
Valuation allowance for deferred tax assets	—	(6,924)
Net deferred tax liability	$(555,020)	$—

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	8.84%	0.00%
Valuation allowance	0.00%	(21.00)%
Effective income tax rate	29.84%	0.00%

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

	For the year ended December 31,
	2022
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$33,947,371	$322,828

Denominator:
Weighted-average shares outstanding	28,630,352	7,528,875

Basic and diluted net income per share	$1.19	$0.04

	For the period October 8, 2021(inception),
	through December 31, 2021
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$—	$(32,972)

Denominator:
Weighted-average shares outstanding	—	7,528,875

Basic and diluted net income per share	$—	$(0.00)

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

The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

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

A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO (including the Overallotment Units) to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and any underlying securities will be worthless.

Note 5 — Related-Party Transactions

Founder Shares

On October 19, 2021, the Sponsor purchased 7,452,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000 (see Note 7). On November 19, 2021, the Company

effected a 1.0102482-for-1 split of the Company’s Class B common stock, such that the Sponsor owns 7,528,875 Founder Shares. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The Initial Stockholders agreed to forfeit up to 956,250 Founder Shares to the extent that the overallotment option is not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 956,250 Founder Shares are no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per unit. These units would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of December 31, 2022, $14,500 has been accrued as outstanding under this agreement under Due to affiliate and $161,875 has been expensed under the arrangement. As of December 31, 2021, no amounts were accrued or expensed under this agreement.

The Company pays FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $15,000 per month for consulting services, financial planning and analysis and general professional services. As of December 31, 2022, $15,000 had been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $152,176 had been expensed under the arrangement. As of December 31, 2021, $25,000 had been accrued and paid under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $25,000 had been expensed under the arrangement.

The Company paid Kuleana Capital Management, an affiliated entity with Mr. Schenk, approximately $14,900 a month for certain consulting services to the Company. Kuleana Capital Management has received a total of $160,425 for its services. The consulting arrangement with Kuleana Capital Management was terminated on December 7, 2022, upon Mr. Schenk's appointment to the Board of Directors.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement dated January 13, 2022. These holders will be entitled to certain demands and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On January 19, 2022, the underwriters fully exercised their over-allotment option and purchased 3,750,000 Units at $10.00 per Unit.

The underwriters were paid an underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate, upon the closing of the IPO (plus an additional $750,000 upon the underwriters’ exercise of the overallotment option in full). An additional $0.50 per unit, or $12,500,000, plus an additional $0.70 per Overallotment Unit or $2,625,000 (or $15,125,000 in the aggregate) is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022, there were 1,365,500 shares of Class A common stock outstanding, excluding 28,750,000 shares of Class A common stock subject to redemption. As of December 31, 2021, there were no shares of Class A issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 7,528,875 shares of Class B common stock outstanding.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 20.0% of the sum of the total number of all common stock outstanding upon the completion of the IPO (excluding the Private Placement Units purchased by the Sponsor) plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants —  At December 31, 2022, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO. At December 31, 2021, there were no Public Warrants issued and outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Private Placement Warrants — As of December 31, 2022, there were 682,750 Private Placement Warrants outstanding. As of December 31, 2021, there were no Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

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

At December 31, 2022 and 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$297,568,272	—	—
Total	$297,568,272	—	—

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that other than the item disclosed below, there were no subsequent events that would require adjustment or disclosure:

Recent Events Relating to the Disruption in the U.S. Banking System

In March 2023, the shut‐down of certain financial institutions raised economic concerns over disruption in the U.S. banking system. The U.S. government took certain actions to strengthen public confidence in the U.S. banking system. However, there can be no certainty that the actions taken by the U.S. government will be effective in mitigating the effects of financial institution failures on the economy and restoring public confidence in the U.S. banking system. Additional financial institution failures may occur in the near term that may limit access to short‐term liquidity or have adverse impacts to the economy. As disclosed in Note 2, the Company maintains cash amounts in excess of federally insured limits in the aggregate amount of $70,067, as of December 31, 2022 and has certain concentrations of credit risk that expose the Company to risk of loss if the counterparty is unable to perform as a result of future dirsuptions in the U.S. banking system or economy. Given the uncertainty of the situation, the related financial impact cannot be reasonably estimated at this time.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (3)
3.1	Second Amended and Restated Certificate of Incorporation of the Company (3)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (3)
4.5	Description of Securities of the Registrant(4)
10.1	Letter Agreement, dated January 13, 2022, by and among the Company, its officers, its directors and Papaya Growth Opportunity I Sponsor, LLC (3)
10.2	Promissory Note, dated October 19, 2021, issued to Papaya Growth Opportunity I Sponsor, LLC (1)
10.3	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.4	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co. (3)
10.5	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division (3)
10.6	Investment Management Trust Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)
10.7	Registration Rights Agreement, dated January 13, 2022, by and among the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.8	Securities Subscription Agreement between the Registrant and Papaya Growth Opportunity I Sponsor, LLC (1)
10.9	Form of Indemnity Agreement (2)
14.1	Code of Ethics(4)
21.1	Subsidiaries of the Registrant*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 24, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 27, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 19, 2022.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2022.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name: Clay Whitehead
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Clay Whitehead	Director and Chief Executive Officer	March 31, 2023
Clay Whitehead	(Principal Executive Officer)

/s/ Daniel Rogers	Chief Financial Officer and Secretary	March 31, 2023
Daniel Rogers	(Principal Financial and Accounting Officer)

/s/ Alexander Spiro	President	March 31, 2023
Alexander Spiro

/s/ Timothy Schenk	Chairperson and Director	March 31, 2023
Timothy Schenk

/s/ Daniel Murillo	Director	March 31, 2023
Daniel Murillo

/s/ Neil Herceg	Director	March 31, 2023
Neil Herceg