Form 10-Q
period 2023-03-31
Papaya Growth Opportunity Corp. I
filed 2023-05-17
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 17, 2023, there were 11,229,599 shares of Class A common stock, $0.0001 par value, and 7,528,875 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.Interim Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31,
	(Unaudited)	2022
ASSETS

CURRENT ASSETS
Cash	$9,865	$320,067
Prepaid expenses and other assets	165,156	216,608
Excess federal tax paid	—	41,000
Interest income receivable	1,130,665	—
Total current assets	1,305,686	577,675
OTHER ASSETS
Investments held in Trust Account	299,160,917	297,568,272
Deferred tax asset	194,179	—
TOTAL ASSETS	$300,660,782	$298,145,947

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$352,697	$223,640
Due to affiliate	43,500	14,500
State franchise tax payable	50,800	200,800
Income taxes payable	1,888,000	27,000
Deferred underwriting fee payable	15,125,000	15,125,000
Total current liabilities	17,459,997	15,590,940
Deferred tax liability	—	555,020
Total liabilities	17,459,997	16,145,960
COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 28,750,000 shares at redemption value and $10.20 per share on March 31, 2023 and December 31, 2022	299,160,917	293,250,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 1,365,500 shares issued and outstanding excluding 28,750,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022	137	137
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding	753	753
Additional paid-in capital	—	—
Accumulated deficit	(15,961,022)	(11,250,903)
Total stockholders’ deficit	(15,960,132)	(11,250,013)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$300,660,782	$298,145,947

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$617,762	$424,946
Franchise tax	50,000	45,857
Total operating expenses	667,762	470,803

OTHER INCOME (EXPENSE)
Interest earned on investments held in Trust Account	2,541,504	—
Realized gain (loss) on investments held in Trust Account	479,857	(105,100)
Total other income (expense)	3,021,361	(105,100)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,353,599	(575,903)
Income tax expense (net)	(1,152,801)	—
NET INCOME (LOSS)	$1,200,798	$(575,903)

Weighted average shares outstanding of Class A common stock	30,115,500	22,680,556
Basic and diluted net income per share, Class A	$0.23	$1.42
Weighted average shares outstanding of Class B common stock	7,528,875	7,528,875
Basic and diluted net income (loss) per share, Class B	$0.03	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock						Total
	Class A		Class B		Additional paid	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	deficit
Balance, December 31, 2022 (audited)	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(5,910,917)	(5,910,917)
Net income	—	—	—	—	—	1,200,798	1,200,798
Balance, March 31, 2023	1,365,500	$137	7,528,875	$753	$—	$(15,961,022)	$(15,960,132)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock						Total
	Class A		Class B		Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	deficit
Balance, December 31, 2021	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)
Sale of Private Placement units including overallotment	1,365,500	137	—	—	13,654,863	—	13,655,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,272,244	—	6,272,244
Accretion for Class A common stock to redemption value	—	—	—	—	(19,951,354)	(12,768,388)	(32,719,742)
Net loss	—	—	—	—	—	(575,903)	(575,903)
Balance, March 31, 2022	$1,365,500	$137	7,528,875	$753	$—	$(13,377,263)	$(13,376,373)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,200,798	$(575,903)
Deferred tax expense	(749,199)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,541,375)	—
Realized gain (net) on investment held in trust account	(479,857)	105,100
Changes in operating assets and liabilities:
Prepaid expenses and other assets	51,452	(563,336)
Due to affiliate	29,000	14,500
Accounts payable and accrued expenses	129,058	164,318
Advances taxes paid	41,000	—
Income tax payable	1,861,000	—
Franchise tax payable	(150,000)	45,857
Net cash used in operating activities	(608,123)	(809,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	298,050	—
Cash deposited in Trust Account	—	(293,250,000)
Redemption of marketable securities	298,048,000	—
Purchase of marketable securities	(298,048,129)	—
Net cash provided by (used) in investing activities	297,921	(293,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable - related party	—	(145,000)
Proceeds from initial public offering, net of underwriters’ discount	—	282,500,000
Proceeds from private placement units	—	13,655,000
Payment of offering costs	—	(404,600)
Net cash provided by financing activities	—	295,605,400

NET CHANGE IN CASH	(310,202)	1,545,936
CASH, BEGINNING OF PERIOD	320,067	21,991
CASH, END OF PERIOD	$9,865	$1,567,927

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions payable	$—	$15,125,000
Initial value of Class A common stock subject to possible redemption	$—	$293,250,000
Accretion for Class A common stock to redemption value	$5,910,917	$32,719,742

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through March 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and sale of the Private Placement Units and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by May 19, 2023 or up to October 19, 2023, 21 months from the closing of the IPO, subject to the terms of the underwriting agreement.

Following the closing of the IPO and the sale of the Private Placement Units and Overallotment Units, $293,250,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, Overallotment Units, and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3), (d)(4) and (d)(5) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units and Overallotment Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Placement Shares (as defined in Note 4), Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

On April 12, 2023, the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time, from April 19, 2023 to October 19, 2023 (which is 21 months from the closing of the IPO). If the Company is unable to complete a Business Combination by October 19, 2023, which is 21 months from the closing of the IPO, in compliance with the requirements set forth in the Certificate of Incorporation for such an extension (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 5) and the Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of March 31, 2023, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going

Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until October 19, 2023, 21 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination during the specified period. If a Business Combination is not consummated by October 19, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. The interim results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2023 and December 31, 2022, the Company had $299,160,917 and $297,568,272, respectively, held in the Trust Account. As of March 31, 2023, the Company had realized gain of $479,857 held in the Trust Account. At March 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Class A common stock subject to possible redemption value as of December 31, 2022	293,250,000
Plus: Accretion of common stock to redemption value	5,910,917
Class A common stock subject to possible redemption value as of March 31, 2023	$299,160,917

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $20,697,498, which were charged against additional paid-in capital upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rates is 29.84% for the three months ended March 31, 2023, and for the year ended December 31, 2022.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the three months ended March 31,
	2023
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$6,871,556	$240,160

Denominator:
Weighted-average shares outstanding	30,115,500	7,528,875

Basic and diluted net income per share	$0.23	$0.03

	For the three months ended March 31,
	2022
	Class A Stock	Class B Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including accretion of temporary equity	$32,287,367	$(143,528)

Denominator:
Weighted-average shares outstanding	22,680,556	7,528,875

Basic and diluted net income (loss) per share	$1.42	$(0.02)

Stock Compensation Expense

In connection with the Company’s IPO, Founder Shares were sold to certain independent directors from among the Sponsor’s pool of Founder Shares at the price paid by the Sponsor (par value of $0.0001). Although these Founder Shares were purchased by the independent directors for value, under ASC 718, “Compensation – Stock Compensation” (“ASC 718”), these Founder Shares may be deemed stock-based compensation.

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three months ended March 31, 2023 and March 31, 2022.

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

Note 4 — Private Placement Warrants

On January 19, 2022, simultaneously with the consummation of the IPO and sale of the Overallotment Units, the Company consummated the issuance and sale of 1,365,500 Private Placement Units (including 75,000 Private Placement Units purchased simultaneously with the Overallotment Units) in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $13,655,000, to the Sponsor (1,115,500 Private Placement Units), Cantor (212,500 Private Placement Units), and CCM (37,500 Private Placement Units). Each Private Placement Unit consists of one share of Class A common stock (the “Placement Shares”) and one-half of a warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

A portion of the proceeds from the sale of the Private Placement Units was added to the proceeds from the IPO (including the Overallotment Units) to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and any underlying securities will be worthless.

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

Related-Party Loans

On October 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note became due upon the closing of the IPO. The Note was non-interest bearing. As of December 31, 2021, the Note had an outstanding balance of $145,000. On January 19, 2022, the day the IPO was consummated, there was $145,000 outstanding on the loan, which was repaid fully on January 24, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of March 31, 2023, $43,500 has been expensed under the arrangement and included under Due to affiliate. As of December 31, 2022, $14,500 has been accrued as outstanding under this agreement under Due to affiliate and $161,875 has been expensed under the arrangement.

The Company pays FintechForce, Inc., an entity affiliated with the Chief Financial Officer, a fee of $15,000 per month for consulting services, financial planning and analysis and general professional services. As of March 31, 2023, $52,531 had been expensed under the arrangement. As of December 31, 2022, $15,000 had been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $152,176 had been expensed under the arrangement.

The Company paid Kuleana Capital Management, an affiliated entity with Mr. Tim Schenk, Chairman of the Board of Directors, approximately $14,900 a month for certain consulting services to the Company. Kuleana Capital Management has received a total of $160,425 for its services. The consulting arrangement with Kuleana Capital Management was terminated on December 7, 2022, upon Mr. Schenk’s appointment to the Board of Directors.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 3,750,000 additional Units to cover overallotments, if any, at the IPO price less the underwriting discounts and commissions. On January 19, 2022, the underwriters fully exercised their overallotment option and purchased 3,750,000 Units at $10.00 per Unit.

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

Note 7 — Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,365,500 shares of Class A common stock outstanding, excluding 28,750,000 shares of Class A common stock subject to redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,528,875 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants —  At March 31, 2023 and December 31, 2022, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of March 31, 2023 and December 31, 2022, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2023, the assets held in the Trust Account were held in a mutual fund while the same were held in U.S. treasury securities as of December 31, 2022. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$299,160,917	—	—
Total	$299,160,917	—	—

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$297,568,272	—	—
Total	$297,568,272	—	—

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that other than the items disclosed below, there were no subsequent events that would require adjustment or disclosure:

Redemption of ordinary shares

On April 12, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) at which the stockholders of 18,885,901 shares of Class A common stock of the Company (“Class A Shares”) exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of approximately $196,390,058. Following such redemptions, 9,864,099 public Class A Shares remain outstanding.

Extension of time period

On April 12, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting the Company’s stockholders approved (i) an amendment (the “IMTA Amendment”) to the Company’s Investment Management Trust Agreement (the “IMTA”), dated January 13, 2022, with Continental Stock Transfer & Trust Company (“CST”), as trustee, and (ii) an amendment to the Company’s Certificate of Incorporation, to extend the date by which the Company must consummate a business combination transaction up to six (6) times for an additional one (1) month each time, from April 19, 2023 to October 19, 2023. The Company subsequently exercised its first one month extension to May 19, 2023.

Issuance of unsecured Promissory note

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account into which it has placed the proceeds of the IPO to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of the issue date, the Company has borrowed $320,583 under the Promissory Note.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Papaya Growth Opportunity Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Papaya Growth Opportunity I Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 8, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities that have not yet selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our stockholders immediately prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Units, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,200,798, operating expenses of $667,762 driven by general and administrative expenses of $617,762, accrual of Delaware franchise taxes of $50,000, interest on investments held in Trust Account of $2,541,504, realized gain on investments held in the Trust Account of $479,857 and income tax expense of $1,152,801.

For the three months ended March 31, 2022, we had a net loss of $575,903 primarily due to operating expenses of $470,803 driven by general and administrative expense of $424,946 in addition to the accrual of Delaware franchise taxes of $45,857, and unrealized loss on investments held in the Trust Account of $105,100.

Liquidity and Capital Resources

For the three months ended March 31, 2023, net cash used in operating activities was $(608,123), mainly on account of the payment of operating expenses incurred to operate the business. Cash used in investing activities was $297,921 and net cash provided by financing activities was zero.

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

At March 31, 2023, we had cash of $9,865 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income (loss) per share of the redeemable shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable common shares outstanding since original issuance. Net income (loss) per share of common shares, basic and diluted, for non-redeemable common shares is calculated by dividing the net loss, less income attributable to shares of redeemable common shares, by the weighted average number of shares of non-redeemable common shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of our quarter ended March 31, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, and the risk factors set forth below. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation(1)
10.1	Amendment to the Investment Management Trust Agreement(1)
10.2	Promissory Note(1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 18, 2023
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May, 2023.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Daniel Rogers
Name:	Daniel Rogers
Title:	Chief Financial Officer