Form 10-Q
period 2023-06-30
Papaya Growth Opportunity Corp. I
filed 2023-08-11
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
(Former name, former address, and former fiscal year, if changed since last report)

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
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 11, 2023, there were 11,229,599 shares of Class A common stock, $0.0001 par value, and 7,528,875 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

I

PART I – FINANCIAL INFORMATION

Item 1.Interim Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$13,905	$320,067
Prepaid expenses and other assets	59,237	216,608
Advance taxes paid	41,000	41,000
Interest income receivable	424,024	—
Total current assets	538,166	577,675
OTHER ASSETS
Deferred tax asset	298,836	—
Investments held in Trust Account	103,814,984	297,568,272
TOTAL ASSETS	$104,651,986	$298,145,947

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$236,694	$223,640
Due to affiliate	87,000	14,500
Note payable-related party	1,283,102	—
State franchise tax payable	20,800	200,800
Excise tax liability	1,962,245	—
State income tax payable	—	27,000
Deferred underwriting fee payable	15,125,000	15,125,000
Total current liabilities	18,714,841	15,590,940
Deferred tax liability	—	555,020
Total liabilities	18,714,841	16,145,960
COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value; 9,864,099 and 28,750,000 shares at redemption value of $10.52 and $10.20 per share on June 30, 2023 and December 31, 2022	103,814,984	293,250,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 1,365,500 shares issued and outstanding excluding, 9,864,099 and 28,750,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022	137	137
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding	753	753
Additional paid-in capital	—	—
Accumulated deficit	(17,878,729)	(11,250,903)
Total stockholders’ deficit	(17,877,839)	(11,250,013)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$104,651,986	$298,145,947

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three		For the six
	months ended		months ended
	June 30,		June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$350,728	$382,361	$968,490	$807,307
Franchise tax	50,000	50,000	100,000	95,857
Total expenses	400,728	432,361	1,068,490	903,164

OTHER INCOME
Interest earned on Investments held in Trust Account	1,741,734	—	4,283,238	—
Realized gain on investments held in Trust Account	—	—	479,857	—
Unrealized gain on investments held in Trust Account	—	440,621	—	335,521
Total other income	1,741,734	440,621	4,763,095	335,521

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,341,006	8,260	3,694,605	(567,643)
Income tax expense	(252,343)	—	(1,405,144)	—
NET INCOME (LOSS)	$1,088,663	$8,260	$2,289,461	$(567,643)

Weighted-average shares outstanding of Class A common stock	13,512,510	28,750,000	21,768,140	25,875,000
Basic and diluted net income per share, Class A	$0.13	$0.00	$0.40	$1.25
Weighted-average shares outstanding of Class B common stock	7,528,875	7,528,875	7,528,875	7,528,875
Basic and diluted net income (loss) per share, Class B	$0.05	$0.00	$0.08	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock						Total
	Class A		Class B		Additional paid	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	Deficit	deficit
Balance, December 31, 2022 (audited)	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(5,910,917)	(5,910,917)
Net income	—	—	—	—	—	1,200,798	1,200,798
Balance, March 31, 2023	1,365,500	$137	7,528,875	$753	$—	$(15,961,022)	$(15,960,132)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(1,044,125)	(1,044,125)
Excise taxes on stock redemption	—	—	—	—	—	(1,962,245)	(1,962,245)
Net income	—	—	—	—	—	1,088,663	1,088,663
Balance, June 30, 2023	1,365,500	$137	7,528,875	$753	$—	$(17,878,729)	$(17,877,839)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock						Total
	Class A		Class B		Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	Deficit	deficit
Balance, December 31, 2021 (audited)	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)
Sale of Private Placement units including overallotment	1,365,500	137	—	—	13,654,863	—	13,655,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,272,244	—	6,272,244
Accretion of Class A common stock to redemption value	—	—	—	—	(19,951,354)	(12,768,388)	(32,719,742)
Net loss	—	—	—	—	—	(575,903)	(575,903)
Balance, March 31, 2022	$1,365,500	$137	7,528,875	$753	$—	$(13,377,263)	$(13,376,373)
Net income	—	—	—	—	—	8,260	8,260
Balance, June 30, 2022	$1,365,500	$137	7,528,875	$753	$—	$(13,369,003)	$(13,368,113)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

	For the six	For the six
	months ended	months ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,289,461	$(567,643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,283,238)	—
Realized gain (net) on investment held in Trust Account	(479,857)	(335,521)
Deferred taxes	(853,856)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	157,371	(448,529)
Due to affiliate	72,500	14,500
Accounts payable and accrued expenses	13,054	55,758
Advance taxes paid	—	—
State income tax payable	(27,000)	—
State franchise tax payable	(180,000)	95,857
Net cash used in operating activities	(3,291,565)	(1,185,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	2,664,050	—
Cash deposited in Trust Account	(961,750)	(29,325,000)
Cash withdrawn from Trust Account in connection with Redemption	196,390,058	—
Net cash provided by (used in) investing activities	198,092,359	(29,325,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(196,390,058)	—
Payment of notes payable - related party	—	(145,000)
Proceeds from notes payable - related party	1,283,102	—
Proceeds from initial public offering, net of underwriters’ discount	—	282,500,000
Proceeds from private placement units	—	13,655,000
Payment of offering costs	—	(404,600)
Net cash provided by (used in) financing activities	(195,106,956)	295,605,400

NET CHANGE IN CASH	(306,162)	1,169,822
CASH, BEGINNING OF PERIOD	320,067	21,991
CASH, END OF PERIOD	$13,905	$1,191,813

Supplemental disclosure of cash flow activities:
Income taxes paid	$1,405,144	$—
Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions payable	$—	$15,125,000
Initial value of Class A common stock subject to possible redemption	$—	$293,250,000
Excise taxes on stock redemption	$1,962,245	$—
Accretion for Class A common stock to redemption value	$6,955,042	$32,719,742
Income taxes paid	$1,405,144	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

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

As of June 30, 2023, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through June 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and sale of the Private Placement Units and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by August 19, 2023 or up to October 19, 2023, 21 months from the closing of the IPO, subject to the terms of the underwriting agreement.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 5) and the Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of June 30, 2023, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. The interim results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for any future periods.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax.

Any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2023 and December 31, 2022, the Company had $103,814,984 and $297,568,272, respectively, held in the Trust Account. At June 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 9,864,099 and 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

On April 12, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) at which the stockholders of 18,885,901 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of approximately $196,390,058. Following such redemptions, 9,864,099 Public Shares remain outstanding.

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

At June 30, 2023, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less: Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Class A common stock subject to possible redemption value as of December 31, 2022	293,250,000
Plus: Accretion of common stock to redemption value	5,910,917
Class A common stock subject to possible redemption value as of March 31, 2023	299,160,917
Plus: Accretion of common stock to redemption value	1,044,125
Less: Redemption of common stock	(196,390,058)
Class A common stock subject to possible redemption value as of June 30, 2023	$103,814,984

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $20,697,498, which were charged against additional paid-in capital upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”, (“ASC 740”). requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate is 29.84% for the six months ended June 30, 2023, and for the year ended December 31, 2022.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the three months ended June 30,		For the three months ended June 30,
	2023		2022
	Class A Stock	Class B Stock	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$1,743,251	$389,538	$6,546	$1,714

Denominator:
Weighted-average shares outstanding	13,512,510	7,528,875	28,750,000	7,528,875

Basic and diluted net income per share	$0.13	$0.05	$0.00	$0.00

	For the six months ended June 30,		For the six months ended June 30,
	2023		2022
	Class A Stock	Class B Stock	Class A Stock	Class B Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including accretion of temporary equity	$8,656,147	$588,356	$32,280,040	$(127,941)

Denominator:
Weighted-average shares outstanding	21,768,140	7,528,875	25,875,000	7,528,875

Basic and diluted net income (loss) per share	$0.40	$0.08	$1.25	$(0.02)

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the six months ended June 30, 2023 and June 30, 2022.

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

Note 4 — Private Placement Units

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

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the Company’s initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property, except to certain permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s Initial Stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (2) if the Company consummates a transaction after the Company’s initial Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Issuance of unsecured Promissory note

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of June 30, 2023, the Company has borrowed $1,283,102 under the Promissory Note.

Note Payable – Related Party

The Sponsor (or one or more of its affiliates or third-party designees) made monthly payments of $320,583 for the three months towards extension payment.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of June 30, 2023, $248,875 had been expensed under the arrangement and included under Due to affiliate. As of December 31, 2022, $14,500 has been accrued as outstanding under this agreement under Due to affiliate and $161,875 has been expensed under the arrangement.

The Company pays FintechForce, Inc., an entity affiliated with the Chief Financial Officer, a fee of $15,000 per month for consulting services, financial planning and analysis and general professional services. As of June 30, 2023, $250,667 had been expensed under the arrangement. As of December 31, 2022, $15,000 had been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $152,176 had been expensed under the arrangement.

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

Note 7 — Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1,365,500 shares of Class A common stock outstanding, excluding 9,864,099 and 28,750,000 shares of Class A common stock subject to redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,528,875 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants —  At June 30, 2023 and December 31, 2022, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of June 30, 2023 and December 31, 2022, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

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

At June 30, 2023, the assets held in the Trust Account were held in a mutual fund while such assets were held in U.S. treasury securities as of December 31, 2022. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$103,814,984	—	—
Total	$103,814,984	—	—

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$297,568,272	—	—
Total	$297,568,272	—	—

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

Overview

We are a blank check company incorporated on October 8, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities that have not yet been selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our stockholders immediately prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Units held in the Trust Account (defined below), our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,088,663, operating expenses of $400,728 driven by general and administrative expenses of $350,728, accrual of Delaware franchise taxes of $50,000, interest on investments held in Trust Account of $1,741,734, and income tax expense of $252,343.

For the six months ended June 30, 2023, we had net income of $2,289,461 primarily due to operating expenses of $1,068,490 driven by general and administrative expense of $968,490 in addition to the accrual of Delaware franchise taxes of $100,000, interest on investments held in Trust Account of $4,283,238 and realized gain on investments held in the Trust Account of $479,857.

For the three months ended June 30, 2022, we had net income of $8,260, operating expenses of $432,361 driven by general and administrative expenses of $382,361, and accrual of Delaware franchise taxes of $50,000 and unrealized gain on investments held in the Trust Account of $440,621. For the six months ended June 30, 2022, we had a net loss of $567,643, operating expenses of $903,164 driven by general and administrative expense of $807,307, and accrual of Delaware franchise taxes of $95,857, and unrealized gain on investments held in the Trust Account of $335,521.

Liquidity and Capital Resources

For the six months ended June 30, 2023, net cash used in operating activities was $(3,291,565), mainly on account of the payment of operating expenses incurred to operate the business. Cash used in investing activities was $198,092,359 and net cash provided by financing activities was $(195,106,956).

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2023, we had cash of $13,905 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Accountto repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of June 30, 2023, the Company has borrowed $1,283,102 under the Promissory Note

Related Party Transactions

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share of Common Stock

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of our quarter ended June 30, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, and the risk factors set forth below. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On January 19, 2022, we consummated our IPO of 28,750,000 units, including 3,750,000 units issued pursuant to the full exercise of the underwriter’s over-allotment option. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000.

Cantor Fitzgerald acted as the sole bookrunner for the IPO. The units sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261317), which was declared effective by the SEC on January 13, 2022.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 1,365,500 Private Placement Units (1,115,500 Private Placement Units to our Sponsor, 212,500 Private Placement Units to Cantor and 37,500 Private Placement Units to CCM) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $13,655,000, pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Offering costs for the initial public offering amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account), and $572,498 of other offering costs. The

$15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a business combination by October 19, 2023, subject to the terms of the underwriting agreement.

A total of $293,250,000, comprised of the proceeds from the IPO after offering expenses and a portion of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this August 11, 2023.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Daniel Rogers
Name:	Daniel Rogers
Title:	Chief Financial Officer