Form 10-Q
period 2023-09-30
Papaya Growth Opportunity Corp. I
filed 2023-11-14
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 13, 2023, there were 3,668,707 shares of Class A common stock, $0.0001 par value, and 7,528,875 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

I

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,916	$320,067
Prepaid expenses and other assets	140,214	216,608
Advance taxes paid	41,000	41,000
Interest income receivable	105,840	—
Total current assets	289,970	577,675
OTHER ASSETS
Deferred tax asset	450,171	—
Investments held in Trust Account	24,655,661	297,568,272
TOTAL ASSETS	$25,395,802	$298,145,947

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$389,664	$223,640
Due to affiliate	130,500	14,500
Note payable-related party	2,334,941	—
State franchise tax payable	30,200	200,800
Excise tax liability	2,770,478	—
State income tax payable	—	27,000
Deferred underwriting fee payable	15,125,000	15,125,000
Total current liabilities	20,780,783	15,590,940
Deferred tax liability	—	555,020
Total liabilities	20,780,783	16,145,960
COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value; 2,303,207 and 28,750,000 shares at redemption value of $10.70 and $10.20 per share on September 30, 2023 and December 31, 2022	24,655,661	293,250,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 1,365,500 shares issued and outstanding excluding, 2,303,207 and 28,750,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022	137	137
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding	753	753
Additional paid-in capital	—	—
Accumulated deficit	(20,041,532)	(11,250,903)
Total stockholders’ deficit	(20,040,642)	(11,250,013)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$25,395,802	$298,145,947

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$507,155	$510,277	$1,475,645	$1,317,583
Franchise tax	50,000	50,000	150,000	145,857
Total expenses	557,155	560,277	1,625,645	1,463,440

OTHER INCOME
Interest earned on Investments held in Trust Account	1,017,239	497,081	5,300,477	497,081
Realized gain on Investments held in Trust Account	—	—	479,857	—
Unrealized gain on Investments held in Trust Account	—	970,145	—	1,305,665
Total other income	1,017,239	1,467,226	5,780,334	1,802,746

INCOME BEFORE PROVISION FOR INCOME TAXES	460,084	906,949	4,154,689	339,306
Income tax expense	(150,665)	—	(1,555,809)	—
NET INCOME	$309,419	$906,949	$2,598,880	$339,306

Weighted-average shares outstanding of Class A common stock	8,599,724	28,750,000	17,380,659	26,847,426
Basic and diluted net income per share, Class A	$0.21	$0.02	$0.60	$1.23
Weighted-average shares outstanding of Class B common stock	7,528,875	7,528,875	7,528,875	7,528,875
Basic and diluted net income per share, Class B	$0.02	$0.02	$0.10	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock						Total
	Class A		Class B		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2022 (audited)	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(5,910,917)	(5,910,917)
Net income	—	—	—	—	—	1,200,798	1,200,798
Balance, March 31, 2023	1,365,500	$137	7,528,875	$753	$—	$(15,961,022)	$(15,960,132)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(1,044,125)	(1,044,125)
Excise taxes on stock redemption	—	—	—	—	—	(1,962,245)	(1,962,245)
Net income	—	—	—	—	—	1,088,663	1,088,663
Balance, June 30, 2023	1,365,500	$137	7,528,875	$753	$—	$(17,878,729)	$(17,877,839)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(1,663,989)	(1,663,989)
Excise taxes on stock redemption	—	—	—	—	—	(808,233)	(808,233)
Net income	—	—	—	—	—	309,419	309,419
Balance, September 30, 2023	1,365,500	$137	7,528,875	$753	$—	$(20,041,532)	$(20,040,642)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock						Total
	Class A		Class B		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2021 (audited)	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)
Sale of Private Placement units including overallotment	1,365,500	137	—	—	13,654,863	—	13,655,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,272,244	—	6,272,244
Accretion of Class A common stock to redemption value	—	—	—	—	(19,951,354)	(12,768,388)	(32,719,742)
Net loss	—	—	—	—	—	(575,903)	(575,903)
Balance, March 31, 2022	1,365,500	$137	7,528,875	$753	$—	$(13,377,263)	$(13,376,373)
Net income	—	—	—	—	—	8,260	8,260
Balance, June 30, 2022	1,365,500	$137	7,528,875	$753	$—	$(13,369,003)	$(13,368,113)
Net income	—	—	—	—	—	906,949	906,949
Balance, September 30, 2022	1,365,500	$137	7,528,875	$753	$—	$(12,462,054)	$(12,461,164)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the nine	For the nine
	months ended	months ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,598,880	$339,306
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,300,477)	(497,081)
Unrealized gain on Investment held in Trust Account	—	(1,305,665)
Realized gain on investment held in Trust Account	(479,857)	—
Deferred taxes	(1,005,191)	—
Changes in operating assets and liabilities:		—
Prepaid expenses and other assets	76,394	(332,569)
Due to affiliate	116,000	14,500
Accounts payable and accrued expenses	166,024	53,354
State income tax payable	(27,000)	—
State franchise tax payable	(170,600)	145,857
Net cash used in operating activities	(4,025,827)	(1,582,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	3,006,650	—
Cash deposited in Trust Account	(1,632,916)	(293,250,000)
Cash withdrawn from Trust Account in connection with Redemption	277,213,371	—
Net cash provided by (used in) investing activities	278,587,105	(293,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(277,213,370)	—
Payment of notes payable - related party	—	(145,000)
Proceeds from notes payable - related party	2,334,941	—
Proceeds from initial public offering, net of underwriters’ discount	—	282,500,000
Proceeds from private placement units	—	13,655,000
Payment of offering costs	—	(404,600)
Net cash provided by (used in) financing activities	(274,878,429)	295,605,400

NET CHANGE IN CASH	(317,151)	773,103
CASH, BEGINNING OF PERIOD	320,067	21,991
CASH, END OF PERIOD	$2,916	$795,094

Supplemental disclosure of cash flow activities:
Income taxes paid	$2,602,000	$—
Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions payable	$—	$15,125,000
Initial value of Class A common stock subject to possible redemption	$—	$293,250,000
Excise taxes on stock redemption	$2,770,478	$—
Accretion for Class A common stock to redemption value	$8,619,031	$32,719,742

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

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

As of September 30, 2023, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through September 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO and the sale of the Private Placement Units, the Company consummated the sale of 3,750,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $37,500,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 75,000 Private Placement Units to the Sponsor, generating gross proceeds of $750,000.

Offering costs for the IPO and sale of the Private Placement Units and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by October 19, 2023 or up to February 19, 2024, 25 months from the closing of the IPO, subject to the terms of the underwriting agreement.

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

On April 12, 2023, the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time, from April 19, 2023 to October 19, 2023 (which is 21 months from the closing of the IPO). On August 30, 2023, the Company's stockholders approved an amendment to the Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination up to four (4) times for an additional (1) month each time from October 19, 2023 to February 19, 2024 by depositing into the Company's trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions. If a Business Combination is not consummated by February 19, 2024, which is 25 months from the closing of the IPO, in compliance with the requirements set forth in the Certificate of Incorporation for such an extension (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of September 30, 2023, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the need to obtain additional capital from the Sponsor, the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 19, 2024, 25 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination during the specified period. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. The interim results for the nine and three months period ended September 30, 2023 are not necessarily indicative of the results to be expected for any future periods.

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

As any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2023 and December 31, 2022, the Company had $24,655,661 and $297,568,272, respectively, held in the Trust Account. On September 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 2,303,207 and 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

On April 12, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 18,885,901 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of $196,390,058. Following such redemptions, 9,864,099 Public Shares remain outstanding.

On August 30, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 7,560,892 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.6897 per share, for an aggregate redemption amount of $80,823,312. Following such redemptions, 2,303,207 Public Shares remain outstanding as of September 30, 2023.

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

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less: Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Class A common stock subject to possible redemption value as of December 31, 2022	293,250,000
Plus: Accretion of common stock to redemption value	5,910,917
Class A common stock subject to possible redemption value as of March 31, 2023	299,160,917
Plus: Accretion of common stock to redemption value	1,044,125
Less: Redemption of common stock	(196,390,058)
Class A common stock subject to possible redemption value as of June 30, 2023	103,814,984
Plus: Accretion of common stock to redemption value	1,663,989
Less: Redemption of common stock	(80,823,312)
Class A common stock subject to possible redemption value as of September 30, 2023	$24,655,661

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $20,697,498, which were charged against additional paid-in capital upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2023, and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent events relating to the disruption in the U.S. banking system

In March 2023, the shutdown of certain financial institutions raised economic concerns over disruption in the U.S. banking system. The U.S. government took certain actions to strengthen public confidence in the U.S. banking system. However, there can be no certainty that the actions taken by the U.S. government will be effective in mitigating the effects of financial institution failures on the economy and restoring public confidence in the U.S. banking system. Additional financial institution failures may occur in the near term that may limit access to short‐term liquidity or have adverse impacts to the economy. Given the uncertainty of the situation, the related financial impact cannot be reasonably estimated at this time.

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate is 29.84% for the nine months ended September 30, 2023, and for the year ended December 31, 2022.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of a complex financial instrument, the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the three months ended September 30,		For the three months ended September 30,
	2023		2022
	Class A Stock	Class B Stock	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$1,828,970	$144,438	$718,732	$188,217

Denominator:
Weighted-average shares outstanding	8,599,724	7,528,875	28,750,000	7,528,875

Basic and diluted net income per share	$0.21	$0.02	$0.02	$0.02

	For the nine months ended September 30,		For the nine months ended September 30,
	2023		2022
	Class A Stock	Class B Stock	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income , including accretion of temporary equity	$10,432,403	$785,508	$32,984,735	$74,313

Denominator:
Weighted-average shares outstanding	17,380,659	7,528,875	26,847,426	7,528,875

Basic and diluted net income per share	$0.60	$0.10	$1.23	$0.01

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the nine months ended September 30, 2023 and September 30, 2022.

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

A portion of the proceeds from the sale of the Private Placement Units was added to the proceeds from the IPO (including the sale of the Overallotment Units) to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and any underlying securities will be worthless.

Note 5 — Related-Party Transactions

Founder Shares

On October 19, 2021, the Sponsor purchased 7,452,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000 (see Note 7). On November 19, 2021, the Company effected a 1.0102482-for-1 split of the Company’s Class B common stock, such that the Sponsor owns 7,528,875 Founder Shares. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The Initial Stockholders agreed to forfeit up to 956,250 Founder Shares to the extent that the overallotment option was not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 956,250 Founder Shares are no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Issuance of unsecured Promissory Note – Related Party

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination (the “Maturity Date”). If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of September 30, 2023, the Company has borrowed $2,334,941 under the Promissory Note.

Note Payable – Related Party

The Sponsor (or one or more of its affiliates or third-party designees) made monthly payments of $320,583 for July and August, and $30,000 for September towards extension payment.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. $130,500 and $43,500 of support services costs were incurred for the nine months and three months ended September 30, 2023, respectively. $130,500 and $14,500 were payable to the Sponsor as of  September 30, 2023 and December 31, 2022, respectively.

The Company pays FintechForce, Inc., an entity affiliated with the Chief Financial Officer, a fee of $15,000 per month for consulting services, financial planning and analysis and general professional services. $143,460 and $52,500 of support services costs were incurred for the nine months and three months ended September 30, 2023, respectively.

The Company paid Kuleana Capital Management, an affiliated entity with Mr. Tim Schenk, Chairman of the Board of Directors, approximately $14,900 a month for certain consulting services provided to the Company. Kuleana Capital Management has received a total of $160,425 for its services. The consulting arrangement with Kuleana Capital Management was terminated on December 7, 2022, upon Mr. Schenk’s appointment to the Board of Directors.

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

Note 7 — Stockholders’ Equity (Deficit)

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 1,365,500 shares of Class A common stock outstanding, excluding 2,303,207 and 28,750,000 shares of Class A common stock subject to redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 7,528,875 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants —  At September 30, 2023 and December 31, 2022, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of September 30, 2023 and December 31, 2022, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

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

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account are held in U.S. treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$24,655,661	$—	$—
Total	$24,655,661	$—	$—

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$297,568,272	$—	$—
Total	$297,568,272	$—	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $309,419, operating expenses of $557,155 driven by general and administrative expenses of $507,155, accrual of Delaware franchise taxes of $50,000, interest on investments held in Trust Account of $1,017,239, and income tax expense of $150,665.

For the nine months ended September 30, 2023, we had net income of $2,598,880 primarily due to operating expenses of $1,625,645 driven by general and administrative expense of $1,475,645 in addition to the accrual of Delaware franchise taxes of $150,000, interest on investments held in Trust Account of $5,300,477 and realized gain on investments held in the Trust Account of $479,857.

For the three months ended September 30, 2022, we had net income of $906,949, operating expenses of $560,277 driven by general and administrative expenses of $510,277, and accrual of Delaware franchise taxes of $50,000, and interest on investments held in Trust Account of $497,081 and unrealized gain on investments held in the Trust Account of $970,145.

For the nine months ended September 30, 2022, we had net income of $339,306, operating expenses of $1,463,440 driven by general and administrative expense of $1,317,583, and accrual of Delaware franchise taxes of $145,857, and interest on investments held in Trust Account of $497,081 and unrealized gain on investments held in the Trust Account of $1,305,665.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, net cash used in operating activities was $4,025,827, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $278,587,105 and net cash used in financing activities was $274,878,430.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,582,297, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Cash used in investing activities was $293,250,000 and net cash provided by financing activities was $295,605,400, mainly reflecting the proceeds of our IPO and private placement and the deposit thereof in the Trust Account.

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

At September 30, 2023, we had cash of $2,916 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of September 30, 2023, the Company has borrowed $2,334,941 under the Promissory Note

Related Party Transactions

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We apply the two-class method in calculating earnings per share. Net income (loss) per share of the redeemable shares, basic and diluted, is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable common shares outstanding since original issuance. Net income (loss) per share of common shares, basic and diluted, for non-redeemable common shares is calculated by dividing the net income (loss), less income attributable to shares of redeemable common shares, by the weighted average number of shares of non-redeemable common shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of our quarter ended September 30, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Offering costs for the initial public offering amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account), and $572,498 of other offering costs. The $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a business combination, subject to the terms of the underwriting agreement.

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

On April 12, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 18,885,901 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of approximately $196,390,058. On August 30, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 7,560,892 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.6897 per share, for an aggregate redemption amount of approximately $80,823,312. As of September 30, 2023, $24,655,661 remains in the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation(1)
10.1	Amendment to the Investment Management Trust Agreement(1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 1, 2023
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this November 13, 2023.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Daniel Rogers
Name:	Daniel Rogers
Title:	Chief Financial Officer