Form 10-K
period 2023-12-31
Papaya Growth Opportunity Corp. I
filed 2024-04-01
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $103.8 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 29, 2024, there were 8,239,404 shares of Class A common stock, $0.0001 par value, and no shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Unless otherwise stated in this Report, references to:

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

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
•	“Registration Statement” are to the Company’s Form S-1 filed with the SEC on November 24, 2021, as amended;
•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
•	“SEC” are to the U.S. Securities and Exchange Commission;
•	“sponsor” are to Papaya Growth Opportunity I Sponsor, LLC, a Delaware limited liability company controlled by Clay Whitehead, our Chief Executive Officer;

•

"trust account” are to the trust account in which an amount of $293,250,000, comprised of the proceeds from the initial public offering after operating expenses and the sale of the private placement units were initially placed following the consummation of the initial public offering;

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

•our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management; and

•the Russian invasion of Ukraine may result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company.

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

Simultaneously with the closing of the initial public offering (the “IPO”), we completed the private sale of an aggregate of 1,365,000 private placement units (1,115,500 private placement units to our sponsor, 212,500 private placement units to Cantor and 37,500 private placement units to CCM) at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $13,655,000.

A total of $293,250,000, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On April 12, 2023, we held a special meeting of stockholders (the “April Special Meeting”) at which our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination up to six (6) times for an additional one (1) month each time, from April 19, 2023 to October 19, 2023 (which is 21 months from the closing of the IPO). In connection with the April Special Meeting, the holders of 18,885,901 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of approximately $196,390,058. Following such redemptions, 9,864,099 public shares remained outstanding.

On August 30, 2023, we held a special meeting of stockholders (the “August Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination up to four (4) times for an additional (1) month each time from October 19, 2023 to February 19, 2024 (which is 25 months from the closing of the IPO) by depositing into the trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions. In connection with the August Special Meeting, the holders of 7,560,892 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.68965 per share, for an aggregate redemption amount of approximately $80,823,312. Following such redemptions, 2,303,207 public shares remained outstanding.

On December 14, 2023, our sponsor entered into a membership interest subscription agreement (the “Subscription Agreement”) with Antara Capital Total Return SPAC Master Fund LP, an existing member of our sponsor (the “Acquirer”), pursuant to which our sponsor transferred to the Acquirer membership interests in our sponsor reflecting interests in 5,054,574 shares of our Class B common stock (the “Transfer”). In connection with the Transfer, no changes were made to the officers or directors of the Company or the management of our sponsor. The Transfer and the other transactions contemplated by the Subscription Agreement are collectively referred to as the “Sponsor Transaction.”

In connection with the Sponsor Transaction, the Acquirer agreed to assume all liabilities and expenses of the Company, including (i) the costs and expenses associated with extending the term of the Company until January 19, 2025, including payments into the trust account not to exceed $30,000 per month without consent, (ii) the normal course costs and expenses for a special purpose acquisition company like the Company, including D&O insurance premiums, and (iii) the expected excise taxes arising from the redemption of our public shares after January 1, 2023.  Any remaining cash on our sponsor’s balance sheet at the time of the Sponsor Transaction was available to pay any such assumed liabilities.

On February 16, 2024, we held a special meeting of stockholders (the “February Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination up to eleven (11) times for an additional (1) month each time from February 19, 2024 to January 19, 2025 (which is 36 months from the closing of the IPO) by depositing into the trust account for each one-month extension the lesser of (a) $20,000 and (b) $0.02 for each then outstanding share after giving effect to any redemptions. In connection with the February Special Meeting, the holders of 1,592,678 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $17,430,007. Following such redemptions, 710,529 public shares remained outstanding. As of March 29, 2024, a total of approximately $7,775,913 remains in the trust account and we have made extension payments to the trust account totaling $15,987.

On February 16, 2024, our sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, our sponsor, as well as our officers and directors, will not be entitled to receive any funds held in the trust account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the trust account in respect of shares of Class A common stock held by our sponsor.

Business Strategy

The Company exists to align the benefits of a business combination for a high-quality partner company with long-term value creation for our stockholders. We believe that our prior experience, relationships, and track-record with special purpose acquisition companies (“SPACs”) and private market investments allow us to source, select and transact with a partner company that can fulfill this goal.

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

Initial Business Combination

We have until January 19, 2025 to consummate an initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the warrants will expire and be worthless.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the amounts held in the trust account, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

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

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $33,333 per month until January 19, 2025, for office space, utilities, secretarial and administrative support. Further, we have agreed to pay FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $15,000 per month for CFO services, financial planning and analysis and general professional services. Some of our officers and directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially approximately $10.20 per public share. Such amount will be increased by  the deposit of additional funds into the trust account for extensions of our time to consummate an initial business combination that our sponsor has effectuated and further elects to effectuate. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor Fitzgerald & Co. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, any private placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will meet or exceed any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. We will only redeem our public shares so long as (after such redemption) our net tangible assets will meet or exceed any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until January 19, 2025.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until January 19, 2025, to complete our initial business combination. If we are unable to complete our initial business combination by January 19, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 19, 2025.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by January 19, 2025. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 19, 2025.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 19, 2025, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) we are not subject to the SEC’s “penny stock” rules. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the “penny stock” rules, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. Such amount will be increased by the deposit of additional funds into the trust account for each extension of our time to consummate an initial business combination our sponsor has effectuated or elects to effectuate. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 19, 2025, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 19, 2025,  is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by January 19, 2025,  we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following January 19, 2025 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 19, 2025,  or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by January 19, 2025,  subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by January 19, 2025. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. Our initial stockholders own shares representing 90% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Concentration of ownership in our sponsor may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.

Our sponsor owns approximately 90% of our outstanding shares of common stock (including the shares underlying the private placement units). As a result, our sponsor has substantial control over us and is able to exercise significant influence over all matters requiring stockholder approval. This concentration of influence could be disadvantageous to other stockholders with interests different from those of our sponsor. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

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

On December 7, 2023, Papaya Growth Opportunity Corp. I, a Delaware corporation (the “Company”), received a letter (the “Letter”) from the staff at The Nasdaq Global Market (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on Nasdaq. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

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

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by January 19, 2025. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We must complete our initial business combination by January 19, 2025. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the continued outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination by January 19, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive approximately $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

There may at times be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of business combinations with SPACs have increased substantially. Additionally, there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because of the number of special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of or the inability to obtain additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 19, 2025, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by January 19, 2025, subject to applicable law and as further described herein. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement units held in the trust account are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the private placement units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

As of December 31, 2023, only approximately $2,013 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 19, 2025, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following January 19, 2025 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 19, 2025, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We are not limited to completing an initial business combination in any industry or geographical region, although we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, regardless of whether they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or  IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own approximately 90% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 19, 2025, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We intend to target businesses larger than we could acquire with the net proceeds of the initial public offering and the sale of the private placement units remaining in the trust account. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share,” under certain circumstances our public stockholders may receive less than $10.20 per share upon the liquidation of the trust account.

Our initial stockholders exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing approximately 90% of our issued and outstanding shares of common stock. Accordingly, they exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in (i) interest-bearing bank demand deposit accounts, (ii) uninvested, (iii) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or (iv) money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 19, 2025,  or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by January 19, 2025,  our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 110,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 100,395,096 and 20,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants. There are no shares of Class B common stock or preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote with common stockholders on matters related to our pre-initial business combination activity. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 19, 2025,  or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

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

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement units, the shares of Class A common stock issued upon conversion of the founder shares and the private placement warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

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

We offered our units at an offering price of $10.00 per unit in our initial public offering, implying an initial value of $10.00 per public share. On October 19, 2021, our sponsor paid $25,000 to cover certain of our formation and operating expenses in consideration for 7,452,500 founder shares. On November 19, 2021, we effected a 1.0102482:1.0000000 split of our common stock, such that our sponsor owns 7,528,875 founder shares. Our sponsor paid an aggregate original purchase price of $25,000, or approximately $0.003 per share, for the founder shares. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $278,125,000, which is the amount we would have for our initial business combination in the trust account after payment of $15,125,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination or any extension of our termination date, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public warrants and private placement warrants. At such valuation, each of our shares of common stock would have an implied value of approximately $7.39 per share upon consummation of our initial business combination, which would be a 26.1% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the initial public offering, assuming no value to the public warrants).

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

On January 24, 2024, the SEC adopted new rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on certain domestic corporations that repurchase their own stock after December 31, 2023 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities trade on Nasdaq, we may be deemed a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further legislation or guidance from the Internal Revenue Service, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination or stockholder vote to amend certain terms of our amended and restated certificate of incorporation, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the fair market value of any stock redeemed may exceed the fair market value of any stock issued. There is substantial uncertainty as the manner of determining such fair market value. In addition, the mechanics of any required payment of the Excise Tax have not been determined. We may be required to use funds from sources other than the Trust Account to pay the Excise Tax, and such amounts could be material. Consequently, the Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets.

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

At December 31, 2023, we had $2,013 of cash held outside the Trust Account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk, which may make us susceptible to heightened cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2.    Properties

Our executive offices are located at 2201 Broadway #705, Oakland, California 94612 and our telephone number is (510) 214-3750. Our executive offices are provided to us by our sponsor. The cost of our use of this space is included in the $33,333 per month we pay to our sponsor for office space, utilities, secretarial and administrative support. We consider our current office space adequate for our current operations.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock and warrants are each traded on Nasdaq under the symbols “PPYAU,” “PPYA” and “PPYAW”, respectively. Our units commenced public trading on January 14, 2022, and our Class A common stock and warrants commenced public trading separately on March 4, 2022.

(b) Holders

On March 29, 2024, there were four (4) holders of record of our units, two (2) holders of record of our shares of Class A common stock and one (1) holder of record of our warrants.

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

Offering costs for the initial public offering amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the trust account), and $572,498 of other offering costs. The

$15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a business combination by January 19, 2025, subject to the terms of the underwriting agreement.

A total of $293,250,000, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. On April 12, 2023, we held a special meeting of stockholders in connection with which the holders of 18,885,901 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of approximately $196,390,058. On August 30, 2023, we held a special meeting of stockholders in connection with which the holders of 7,560,892 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.6897 per share, for an aggregate redemption amount of approximately $80,823,312. On February 16, 2024, we held a special meeting of stockholders (the “February Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination up to eleven (11) times for an additional (1) month each time from February 19, 2024 to January 19, 2025 (which is 36 months from the closing of the IPO) by depositing into the trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.0225 for each then outstanding share after giving effect to any redemptions. In connection with the February Special Meeting, the holders of 1,592,678 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $17,430,007. Following such redemptions, 710,529 public shares remained outstanding. As of March 29, 2024, a total of approximately $7,775,913 remains in the trust account and we have made extension payments to the trust account totaling $15,987.

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Report to “we,” “us” or the “Company” refer to Papaya Growth Opportunity Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Papaya Growth Opportunity I Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this  Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 8, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our stockholders immediately prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Units held in the Trust Account (defined below), our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2023, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities and cash held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $2,428,081 primarily due to operating expenses of $2,107,007 driven by general and administrative expense of $1,907,007 in addition to the accrual of Delaware franchise taxes of $200,000, interest on investments held in Trust Account of $5,608,405, realized gain on investments held in the Trust Account of $479,857 and income tax expense of $1,553,174.

For the year ended December 31, 2022, we had net income of $1,550,457, operating expenses of $2,128,794 driven by general and administrative expenses of $1,928,794, accrual of Delaware franchise tax of $200,000, interest on investments held in trust account of $497,081, unrealized gain on investments held in the trust account of $3,821,190, income tax expense and deferred tax liability of $639,020.

Liquidity and Capital Resources

For the year ended December 31, 2023, net cash used in operating activities was $4,355,858, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $278,627,105 and net cash used in financing activities was $274,589,301.

For the year ended December 31, 2022, net cash used in operating activities was $2,057,324, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Cash used in investing activities was $293,250,000 and net cash provided by financing activities was $295,605,400, mainly reflecting the proceeds of our IPO and private placement and the deposit thereof in the Trust Account.

We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2023, we had cash of $2,013 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, stockholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of this annual report.

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of December 31, 2023, the Company has borrowed $2,624,070 under the Promissory Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Clay Whitehead	44	Chief Executive Officer and Director
Daniel Rogers	54	Chief Financial Officer and Secretary
Alexander Spiro	41	President
Timothy Schenk	45	Chairperson and Director
Daniel Murillo	43	Director
Neil Herceg	43	Director

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

Daniel Rogers, Chief Financial Officer and Secretary

Daniel Rogers has served as the founder and Chief Executive Officer since 2016 of FintechForce, Inc., an advisory and financial management outsourcing firm which advises venture-backed fintech companies on financial matters, accounting and fundraising. Representative clients have included Earnest, BillFloat, Flexible Finance, Helpshift and Encircle Labs. Mr. Rogers served as the Chief Financial Officer for Newcourt Acquisition Corp from March 2021 until June 2023. In addition, Mr. Rogers served as the Chief Financial Officer of Endpoint Clinical from 2017 to 2019 (acquired by LabCorp (NYSE: LH)), Simplee from 2016 to 2017 (acquired by Flywire) and Plastic Jungle from 2011 to 2014 (acquired by InComm). Prior to working with venture-backed fintech companies, Mr. Rogers served as the Chief Financial Officer for Fifth Third Processing Solutions, a division of Fifth Third Bank (NASDAQ: FITB) from 2007 to 2008. From 1998 to 2007, Mr. Rogers served as Vice President of Finance for Wells Fargo Merchant Services, a division of Wells Fargo Bank, N.A. (NYSE: WFC) and Vice President of Corporate Financial Planning & Analysis at Wells Fargo & Company. Mr. Rogers obtained his BSc in 1992 from Lafayette College and his MBA in 1998 from Pennsylvania State University.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $33,333 per month, until January 19, 2025, for office space, utilities, secretarial and administrative support, and the payment to FintechForce, Inc., an entity affiliated with our Chief Financial Officer, of a fee of $15,000 per month for CFO services, financial planning and analysis and general professional services and accounting services, no compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, has been or will be paid by us to our sponsor, officers, directors and advisors, or any affiliate of our sponsor or officers. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners for the past fiscal year were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, other than one late Form 3 filed by one of our directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Since January 13, 2022, except as otherwise indicated, we have paid and will continue to pay: (i) our sponsor a total of $33,333 per month for office space, utilities, secretarial and administrative support, and (ii) FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a monthly fee for CFO services, financial planning and analysis and general professional services ($10,000 per month through September 30, 2022 and $15,000 per month thereafter). Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our executive officers and directors that beneficially owns our common stock; and
•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,604,904 shares of our common stock, consisting of (i) 710,529 shares of our Class A common stock included in the public units, (ii) 7,528,875 shares of our Class A common stock issued pursuant to the Class B Conversion and (iii) 1,365,500 shares of our Class A common stock included in the placement units, issued and outstanding as of March 29, 2024.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these private placement warrants are not exercisable within 60 days of the date of this Report.

Class A Common Stock

Number of
	Shares	Approximate
	Beneficially	Percentage
Name and Address of Beneficial Owner(1)	Owned	of Class
Papaya Growth Opportunity I Sponsor, LLC	8,644,375	90%
Clay Whitehead(2)	8,644,375	90%
Daniel Rogers	—	—
Alexander Spiro	—	—
Timothy Schenk	—	—
Daniel Murillo	—	—
Neil Herceg	—	—
All executive officers and directors as a group (six individuals)	8,644,375	90%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Papaya Growth Opportunity Corp. I, 2201 Broadway, Suite 750, Oakland, California 94612.
(2)	Our sponsor is the record holder of such shares. Clay Whitehead is the managing member of our sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Mr. Whitehead disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 19, 2021, our sponsor paid $25,000 to cover certain of our formation and operating expenses in consideration for 7,452,500 founder shares. On November 19, 2021 we effected a 1.0102482:1.0000000 split of our common stock, such that our sponsor owns 7,528,875 founder shares. Our sponsor paid an original purchase price of approximately $0.003 per share for the founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20.0% of the outstanding shares upon the completion of our initial public offering (excluding any shares underlying the private placement units). The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

On December 14, 2023, our sponsor entered into a membership interest subscription agreement (the “Subscription Agreement”) with Antara Capital Total Return SPAC Master Fund LP, an existing member of our sponsor (the “Acquirer”), pursuant to which our sponsor transferred to the Acquirer membership interests in our sponsor reflecting interests in 5,054,574 shares of our Class B common stock (the “Transfer”). In connection with the Transfer, no changes were made to the officers or directors of the Company or the management of our sponsor. The Transfer and the other transactions contemplated by the Subscription Agreement are collectively referred to as the “Sponsor Transaction.”

In connection with the Sponsor Transaction, the Acquirer agreed to assume all liabilities and expenses of the Company, including (i) the costs and expenses associated with extending the term of the Company until January 19, 2025, including payments into the trust account not to exceed $30,000 per month without consent, (ii) the normal course costs and expenses for a special purpose acquisition company like the Company, including D&O insurance premiums, and (iii) the expected excise taxes arising from the redemption of our public shares after January 1, 2023.  Any remaining cash on our sponsor’s balance sheet at the time of the Sponsor Transaction was available to pay any such assumed liabilities. If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Since January 13, 2022, except as otherwise indicated, we have paid and will continue to pay: (i) our sponsor a total of $33,333 per month for office space, utilities, secretarial and administrative support, and (ii) FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a monthly fee for CFO services, financial planning and analysis and general professional services ($10,000 per month through September 30, 2022 and $15,000 per month thereafter). Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

On April 17, 2023, we issued a promissory note (the "Promissory Note") to our sponsor. Pursuant to the Promissory Note, our sponsor agreed to loan us up to an aggregate principal amount of $2.8 million. The Promissory Note is non - interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which we consummate a business combination (the "Maturity Date"). If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Promissory Note; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, our sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of our Class A common stock at the closing of the initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of December 31, 2023, we have borrowed $2,624,070 under the Promissory Note.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees of Citrin for professional services rendered for the audit of our financial statements and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $120,120 and $111,200, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022, we did not pay Citrin any audit-related fees.

Tax Fees. We did not pay Citrin for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Citrin for any other services for the years ended December 31, 2023 and 2022.

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

PAPAYA GROWTH OPPORTUNITY CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Papaya Growth Opportunity Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Papaya Growth Opportunity Corp. I (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on January 19, 2025, then the Company will cease all operations except for the purpose of liquidating. In addition, the Company may not have sufficient working capital and may need to borrow additional funds from its Sponsor in order to fund its liquidity needs. Management has determined that liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 29, 2024

PAPAYA GROWTH OPPORTUNITY CORP. I

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS
Cash	$2,013	$320,067
Prepaid expenses and other assets	43,677	216,608
Advance taxes paid	41,000	41,000
Interest income receivable	53,054	—
Total current assets	139,744	577,675
OTHER ASSETS
Deferred tax asset	542,806	—
Cash and Investments held in Trust Account	24,976,375	297,568,272
TOTAL ASSETS	$25,658,925	$298,145,947

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$480,958	$223,640
Due to affiliate	174,000	14,500
Note payable - Related party	2,624,070	—
State franchise tax payable	40,200	200,800
Excise tax liability	2,770,478	—
State income tax payable	—	27,000
Deferred underwriting fees payable	15,125,000	15,125,000
Total current liabilities	21,214,706	15,590,940
Deferred tax liability	—	555,020
Total liabilities	21,214,706	16,145,960

COMMITMENTS AND CONTINGENCIES REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value; 2,303,207 and 28,750,000 shares at redemption value of $10.84 and $10.20 per share on December 31, 2023 and December 31, 2022, respectively	24,976,375	293,250,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 1,365,500 shares issued and outstanding excluding, 2,303,207 and 28,750,000 shares subject to possible redemption at December 31, 2023 and December 31, 2022, respectively	137	137
Class B Common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding	753	753
Additional paid-in capital	—	—
Accumulated deficit	(20,533,046)	(11,250,903)
Total stockholders’ deficit	(20,532,156)	(11,250,013)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$25,658,925	$298,145,947

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	ended
	December 31, 2023	December 31, 2022
OPERATING EXPENSES
General and administrative	$1,907,007	$1,928,794
Franchise tax	200,000	200,000
Total expenses	2,107,007	2,128,794

OTHER INCOME
Interest earned on Investment in Trust Account	5,608,405	497,081
Realized gain on investments held in Trust Account	479,857	—
Unrealized gain on marketable securities held in Trust Account	—	3,821,190
Total other income	6,088,262	4,318,271

INCOME BEFORE PROVISION FOR INCOME TAXES	3,981,255	2,189,477
Income tax expense	(1,553,174)	(639,020)
NET INCOME	$2,428,081	$1,550,457

Weighted-average shares outstanding of Class A common stock	13,886,929	28,630,352
Basic and diluted net income per share, Class A	$0.76	$1.19
Weighted-average shares outstanding of Class B common stock	7,528,875	7,528,875
Basic and diluted net income per share, Class B	$0.11	$0.04

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Common stock
	Class A		Class B
							Total
					Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	deficit
Balance, December 31, 2022	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(8,939,746)	(8,939,746)
Excise taxes on stock redemption	—	—	—	—	—	(2,770,478)	(2,770,478)
Net income	—	—	—	—	—	2,428,081	2,428,081
Balance, December 31, 2023	1,365,500	$137	7,528,875	$753	$—	$(20,533,046)	$(20,532,156)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common stock
	Class A		Class B
							Total
					Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	Deficit
Balance, December 31, 2021	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)
Sale of private placement units including over-allotment	1,365,500	137	—	—	13,654,863	—	13,655,000
Proceeds from initial public offering costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,272,244	—	6,272,244
Accretion for Class A common stock to redemption value	—	—	—	—	(19,951,354)	(12,768,388)	(32,719,742)
Net income	—	—	—	—	—	1,550,457	1,550,457
Balance, December 31, 2022	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,428,081	$1,550,457
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,608,405)	(497,081)
Unrealized gain on investment held in Trust Account	—	(3,821,190)
Realized gain on investment held in Trust Account	(479,857)	—
Deferred taxes (benefit)	(1,097,826)	555,020
Changes in operating assets and liabilities:
Prepaid expenses and other assets	172,931	(216,608)
Due to affiliate	159,500	14,500
Accounts payable and accrued expenses	257,318	171,578
Advance taxes paid	—	(41,000)
State income tax payable	(27,000)	27,000
State franchise tax payable	(160,600)	200,000
Net cash flows used in operating activities	(4,355,858)	(2,057,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	3,136,650	—
Cash deposited in Trust Account	(1,722,916)	(293,250,000)
Cash withdrawn from Trust Account in connection with Redemption	277,213,371	—
Net cash provided by (used in) investing activities	278,627,105	(293,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common stock	(277,213,371)	—
Payment of notes payable - related party	—	(145,000)
Proceeds from notes payable - related party	2,624,070	—
Proceeds from initial public offering, net of underwriters’ discount	—	282,500,000
Proceeds from private placement units	—	13,655,000
Payment of offering costs	—	(404,600)
Net cash provided by (used in) financing activities	(274,589,301)	295,605,400

NET CHANGE IN CASH	(318,054)	298,076
CASH, BEGINNING OF PERIOD	320,067	21,991
CASH, END OF PERIOD	$2,013	$320,067
Supplemental disclosure of cash flow activities:
Income taxes paid	$2,692,000	$57,000
Supplemental disclosures of noncash financing activities:
Deferred underwriting commissions payable	$—	$15,125,000
Initial value of Class A common stock subject to possible redemption	$—	$293,250,000
Excise taxes on stock redemption	$2,770,478	$—
Accretion for Class A common stock to redemption value	$8,939,746	$32,719,742

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through December 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below).The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and sale of the Private Placement Units and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by up to January 19, 2025, 36 months from the closing of the IPO, subject to the terms of the underwriting agreement.

Following the closing of the IPO and the sale of the Private Placement Units and Overallotment Units, $293,250,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, Overallotment Units, and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account are invested in (i) interest - bearing bank demand deposit accounts, (ii) uninvested, (iii) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or (iv) money market funds selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3), (d)(4) and (d)(5) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

On August 30, 2023, the Company’s stockholders approved an amendment to the Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination up to four (4) times for an additional (1) month each time from October 19, 2023 to February 19, 2024 by depositing into the Company’s trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions.

On December 7, 2023, Papaya Growth Opportunity Corp. I, a Delaware corporation (the “Company”), received a letter (the “Letter”) from the staff at The Nasdaq Global Market (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on Nasdaq. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

On February 16, 2024, the Company’s stockholders approved an amendment to the Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination up to eleven (11) times for an additional (1) month each time from February 19, 2024 to January 19, 2025 by depositing into the Company’s trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.02 for each then outstanding share after giving effect to any redemptions. If a Business Combination is not consummated by January 19, 2025,  which is 36 months from the closing of the IPO, in compliance with the requirements set forth in the Certificate of Incorporation for such an extension (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, whose redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of December 31, 2023, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing. As of December 31, 2023, the Company had cash of $2,013 and a working capital deficit of $609,268. As of the date of the financial statements, $224,000 has been drawn from the $1.2 million promissory note provided from the Sponsor on February 16, 2024.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 19, 2025, 36 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination during the specified period. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination by January 19, 2025, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination prior to January 19, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and are held in cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2023 and 2022, the Company had $24,976,375 and $297,568,272, respectively, held in the Trust Account. On December 31, 2023, substantially all of the assets held in the Trust Account were held in cash in primarily one financial institution.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and December 31, 2022, 2,303,207 and 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

On April 12, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 18,885,901 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of $196,390,058. Following such redemptions, 9,864,099 Public Shares remained outstanding.

On August 30, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 7,560,892 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.6897 per share, for an aggregate redemption amount of $80,823,312. Following such redemptions, 2,303,207 Public Shares remained outstanding as of December 31, 2023.

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

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Class A common stock subject to possible redemption value as of December 31, 2022	$293,250,000
Plus: Accretion of common stock to redemption value	8,939,746
Less: Redemption of common stock	(277,213,371)
Class A common stock subject to possible redemption value as of December 31, 2023	$24,976,375

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $20,697,498, which were charged against additional paid-in capital upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2023, and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740"), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate is 27.94% for the year ended December 31, 2023, and 29.84% for the year ended December 31, 2022.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of a complex financial instrument, the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2023.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware and California on an annual basis.

The total provision for (benefit) from income taxes is comprised of the following:

	December 31, 2023	December 31, 2022
Current expense -federal	$1,800,000	$57,000
Current expense-state	851,000	27,000
Deferred expense (benefit)	(1,097,826)	555,020
Change in valuation allowance	—	—
Total income tax expense	$1,553,174	$639,020

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2023	December 31, 2022
Deferred tax assets:	$—	$—
Start-up costs	$542,806	—
Net operating loss	—	—
Total deferred tax assets	542,806	—
Deferred tax liability	—	(555,020)
Valuation allowance for deferred tax assets	—	—
Net deferred tax asset (liability)	$542,806	$(555,020)

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	19.10%	21.00%
State taxes, net of federal tax benefit	8.84%	8.84%
Valuation allowance	0.00%	0.00%
Effective income tax rate	27.94%	29.84%

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

	For the year ended December 31,
	2023
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$10,514,218	$853,609

Denominator:
Weighted-average shares outstanding	13,886,929	7,528,875

Basic and diluted net income per share	$0.76	$0.11

	For the year
	ended December 31, 2022
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$33,947,371	$322,828

Denominator:
Weighted-average shares outstanding	28,630,352	7,528,875

Basic and diluted net income per share	$1.19	$0.04

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. During 2022, 180,000 shares of the Founder Shares granted on December 21, 2021 were terminated. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the years ended December 31, 2023 and 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 –Financial Instruments –Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Issuance of unsecured Promissory Note – Related Party

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination (the “Maturity Date”). If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. The Sponsor (or one or more of its affiliates or third-party designees) made monthly payments of $320,583 from April to August, and $30,000 from September to December towards extension payment. As of December 31, 2023, the Company has borrowed $2,624,070 under the Promissory Note.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of December 31, 2023, $174,000 had been accrued as outstanding under this agreement under Due to affiliate and $174,000 had been expensed under the arrangement. As of December 31, 2022, $14,500 had been accrued as outstanding under this agreement under Due to affiliate and $161,875 had been expensed under the arrangement.

The Company pays FintechForce, Inc., an entity affiliated with our Chief Financial Officer, a fee of $15,000 per month for consulting services, financial planning and analysis and general professional services. As of December 31, 2023, $7,500 had been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $173,730 had been expensed under the arrangement. As of December 31, 2022, $7,500 had been accrued and paid under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $152,176 had been expensed under the arrangement.

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

The underwriters were paid an underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate, upon the closing of the IPO . An additional $0.50 per unit, or $12,500,000, plus an additional $0.70 per Overallotment Unit or $2,625,000 (or $15,125,000 in the aggregate) is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity (Deficit)

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 1,365,500 shares of Class A common stock outstanding, excluding 2,303,207 and 28,750,000 shares of Class A common stock subject to redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 7,528,875 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants —  At December 31, 2023 and 2022, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of December 31, 2023 and 2022, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

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

At December 31, 2023 and 2022, the cash held is $2,013 and $320,067 respectively.

Prior to December 11, 2023, funds in the Trust Account were held in U.S. government treasury obligations with a maturity of 90 days or in money market funds investing solely in U.S. treasury securities. At December 11, 2023, the Company liquidated the money market funds held in the Trust Account to hold all funds in the Trust account in cash in an interest bearing account until the earlier of consummation of the Company’s initial business combination or liquidation. At December 31, 2023 and 2022, the assets held in the Trust Account are held in cash (not investments held at fair value) and U.S. treasury securities, respectively.

The following table presents information about the Company's assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$297,568,272	—	—
Total	$297,568,272	—	—

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that, other than as set forth below, there were no material subsequent events that would require adjustment or disclosure.

On February 16, 2024, the Company held a special meeting of stockholders (the “February Special Meeting”) at which its stockholders approved a further amendment to its Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination up to eleven (11) times for an additional (1) month each time from February 19, 2024 to January 19, 2025 (which is 36 months from the closing of the IPO) by depositing into the trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.02 for each then outstanding share after giving effect to any redemptions. In connection with the February Special Meeting, the holders of 1,592,678 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $17,430,007. Following such redemptions, 710,529 public shares remained outstanding. In addition, the Company issued a promissory note (the “Promissory Note”) to our sponsor. Pursuant to the Promissory Note, our sponsor agreed to loan us up to an aggregate principal amount of $1.2 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which we consummate a business combination (the “Maturity Date”). If the Company do not consummate a business combination, the Company may use a portion of any funds held outside the trust account to repay the Promissory Note; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven.

On February 16, 2024, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the trust account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the trust account in respect of shares of Class A common stock held by the Sponsor.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (3)
3.1	Second Amended and Restated Certificate of Incorporation of the Company (3)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (6)
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (7)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (3)
4.5	Description of Securities of the Registrant(4)
10.1	Letter Agreement, dated January 13, 2022, by and among the Company, its officers, its directors and Papaya Growth Opportunity I Sponsor, LLC (3)
10.2	Promissory Note, dated October 19, 2021, issued to Papaya Growth Opportunity I Sponsor, LLC (1)
10.3	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.4	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co. (3)
10.5	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division (3)
10.6	Investment Management Trust Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)
10.7	Registration Rights Agreement, dated January 13, 2022, by and among the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.8	Securities Subscription Agreement between the Registrant and Papaya Growth Opportunity I Sponsor, LLC (1)
10.9	Form of Indemnity Agreement (2)
10.10	Amendment to the Investment Management Trust Agreement (5)
10.11	Promissory Note (5)
10.12	Amendment to the Investment Management Trust Agreement (6)
10.13	Amendment to the Investment Management Trust Agreement (7)
14.1	Code of Ethics(4)
21.1	Subsidiaries of the Registrant*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Executive Incentive Clawback Policy*
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 24, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 27, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 19, 2022.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on April 28, 2023.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 1, 2023.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 20, 2024.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2024

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name: Clay Whitehead
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Clay Whitehead	Director and Chief Executive Officer	March 29, 2024
Clay Whitehead	(Principal Executive Officer)

/s/ Daniel Rogers	Chief Financial Officer and Secretary	March 29, 2024
Daniel Rogers	(Principal Financial and Accounting Officer)

/s/ Alexander Spiro	President	March 29, 2024
Alexander Spiro

/s/ Timothy Schenk	Chairperson and Director	March 29, 2024
Timothy Schenk

/s/ Daniel Murillo	Director	March 29, 2024
Daniel Murillo

/s/ Neil Herceg	Director	March 29, 2024
Neil Herceg