Form 10-K/A
period 2023-12-31
Papaya Growth Opportunity Corp. I
filed 2024-06-26
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

3500 South Dupont Highway, Suite HX-102 Dover,DE 19901

(Address of Principal Executive Offices, including zip code)

(510) 214-3750
(Registrant’s telephone number, including area code) 2201 Broadway, #705 Oakland, CA, 94612 (Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which Registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one Redeemable	PPYAU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	PPYA	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A common stock for $11.50 per share, included as part of the Units	PPYAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy; and
●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

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

Unless otherwise stated in this Report, references to:

●	“Cantor” or the “representative” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;
●	“CCM” are to J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division, whom we engaged to provide consulting and advisory services in connection with our initial public offering;
●	“Citrin” are to Citrin Cooperman & Company, LLP, our independent registered public accounting firm;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 19, 2022;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to The Nasdaq Global Market;
●	“private placement shares” are to the Class A common stock included within the private placement units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering;
●	“private placement units” are to the units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering, each private placement unit consisting of one private placement share and one-half of one private placement warrant;
●	“private placement warrants” are to the non-redeemable warrants to purchase shares of the Class A common stock included within the private placement units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“Registration Statement” are to the Company’s Form S-1 filed with the SEC on November 24, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“sponsor” are to Papaya Growth Opportunity I Sponsor, LLC, a Delaware limited liability company controlled by Clay Whitehead, our Chief Executive Officer;

●	“trust account” are to the trust account in which an amount of $293,250,000, comprised of the proceeds from the initial public offering after operating expenses and the sale of the private placement units were initially placed following the consummation of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees and any warrants issued upon conversion of working capital loans; and
●	“we,” “us,” “Company” or “our company” are to Papaya Growth Opportunity Corp. I, a Delaware corporation.

EXPLANATORY NOTE

Papaya Growth Opportunity Corp. I (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1” or the “Amendment”), or this Annual Report, to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024 (the “Original Filing”), to restate our financial statements as of and for the year ended December 31, 2023.

Restatement Background

The Company has reviewed its accounting for deferred tax assets and noted that the methodology used was not operating correctly. The calculation was not rolling forward the ending balance of applicable credits to the current period. The result was a material error and the deferred tax asset was understated for the year ended December 31, 2023. In addition, Management has noted that a valuation allowance was not recorded for the deferred tax asset in 2023. A “valuation allowance” is an adjustment to the value of the deferred tax asset based on its most likely realizable value. A valuation allowance reduces the deferred tax asset if there is evidence to suggest the asset will not be realized in the future from taxable business profits or capital gains. Management has assessed a full valuation is required for the year ended December 31, 2023. See the full analysis in Note 10 of the notes to the financial statements included herein. See Note 11 of the notes to the financial statements for the quarterly restatements included herein. The error corrections result in a decrease in the deferred tax asset and total assets as of December 31, 2023. Management, and the Audit Committee (defined below) has concluded that a material weakness exists in the internal control environment due to the error being undetected. Management has immediately implemented remediation controls to ensure the error does not occur in the future. As a result, the Company has corrected the error and restated its previously issued financial statements as of and for the year ended December 31, 2023.

As a result, on May 17, 2024, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. The Company’s accounting for the deferred tax asset did not have any effect on the Company’s previously reported investments held in trust or cash.

The Company has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

See Note 10, Restatement of Previously Issued Financial Statements, and Note 11, Restatement of Quarterly Financial Information to the financial statements for additional information.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023, due to a material weakness in internal controls over financial reporting solely related to the accounting for the deferred tax asset described above. The identified material weakness and the Company’s remediation plan are further described in Part II, Item 9A within this Form 10K/A.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

v

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 8. Financial Statements and Supplementary Data.
●	Part II – Item 9A. Controls and Procedures.
●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after April 1, 2024, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management; and
●	the Russian invasion of Ukraine may result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company.
●	We have identified a material weakness in our internal control over financial reporting.

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

Our key investment tenets are:

●	Backing exceptional leaders. It is our belief that the best returns over time come from partnering with exceptional management teams that have a clear record of successful execution and large ambitions for their company. It is our experience that such high-quality leadership teams focus deeply on leading indicators of business success, including customer value, customer engagement, expansion of addressable market and company culture to drive value over the long-term.
●	Investing in growth with a quality business model in a large market. We seek to invest where our returns are driven primarily by revenue growth. We highly prefer large addressable markets that provide the capacity for continued growth well past our own investment horizon. We seek companies that combine high growth and large markets with an effective business model, which we define as the ability to sustainably generate future cash flows. We typically evaluate the potential to generate future cash flows though deep diligence on unit economics, revenue quality and overall business model, and we generally prefer markets with strong secular tailwinds.
●	Finding clear business moats. Deep moats and substantive competitive differentiation are essential to sustaining growth and margin over time. Such moats can take many forms, ranging from network effects, to branding, to aggregator effects, to scale advantages. While we are agnostic as to specific moats and competitive differentiation, we invest significant time understanding and validating the sustainability and strength of each.
●	Reasonable valuation. Valuation is key to creating upside potential, and to shielding from downside risk. Leveraging our extensive private- and public-market investing experience, we work closely and transparently with management teams and investors to establish valuations and economic alignment that create the right foundation for long-term value creation.
●	ESG considerations. We recognize the increasing importance of environmental, social and governance (ESG) initiatives and believe integration of robust ESG policies is essential to a business’s sustainable growth. Our investment strategy will seek to promote responsible and purposeful business standards, focused on not only the impact of products and services, but on the business processes of the companies themselves.

Beyond these investment tenants, we focus on factors important to successful SPAC-combinations:

●	Sufficient scale. We focus on companies of sufficient size and scale that there will be sufficient trading liquidity post-de-SPAC to allow for strong, fundamentals-driven growth.
●	Clear benefits to going public. We are focused on companies that clearly benefit from operating publicly, via greater access to capital, better branding and visibility, or improved employee incentives around stock compensation.
●	Public markets operations capabilities. We concentrate heavily on companies’ processes, controls, and governance to evaluate their capacity to operate publicly.
●	Clear rationale for SPACing. We especially seek companies that can harvest benefits from SPACs not offered by IPOs or other capital solutions. We believe such advantages can include ability to leverage projections to align investors around growth and profitability expectations, earlier access to markets, raising more capital, de-risking through testing the waters and PIPE process, market validation from PIPE participants.

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

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of public stockholders;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware to be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent to us or our stockholders, (c) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL, the amended and restated certificate of incorporation or bylaws, or (d) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, except any action (i) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (ii) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (iii) for which the Court of Chancery does not have subject matter jurisdiction or (iv) any action arising under the federal securities laws, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope the forum provisions of our amended and restated certificate of incorporation, is filed in a court other than a court of the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for deferred tax assets as of December 31, 2023. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. This material weakness resulted in a material misstatement of our deferred tax asset and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting tax literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex tax accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the deferred tax asset, see Note 10 to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to correct an error in deferred tax assets and take a full valuation allowance against the deferred tax asset. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 10 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the year ended December 31, 2023, we had net income of $1,885,275 primarily due to operating expenses of $2,107,007 driven by general and administrative expense of $1,907,007 in addition to the accrual of Delaware franchise taxes of $200,000, interest on investments held in Trust Account of $5,608,405, realized gain on investments held in the Trust Account of $479,857 and income tax expense of $2,095,980.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, due to the events that led to the Company’s restatement of its financial statements to correct the error in the deferred tax asset as described in the Explanatory Note to this Amendment, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting was not effective as a result of the material weakness described below.

Material Weakness in Internal Control

Management identified and assessed a material weakness in internal control over financial reporting. A material weakness represents a deficiency in internal controls that results in a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to the calculation of deferred tax assets. As a result, there is an increased risk that inaccuracies or misstatements in deferred tax assets may not be detected in a timely manner or may not be prevented altogether. The error also contributed to the lack of recognition of the valuation allowance for the deferred tax assets.

Upon identification of the material weakness, Management and the Audit Committee have taken steps to add a review control to ensure the error is detected and prevented in the future. The review control will ensure any error will be identified and corrected immediately. These efforts are designed to strengthen our internal control environment and reduce the risk of material misstatements in our financial reporting processes.

Despite the material weakness identified, management believes that the financial statements included in this Annual Report present fairly, in all material respects, the financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States.

This Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex tax accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting tax literature, research materials and documents and increased communication among our personnel and third-party tax professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluations;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

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

On April 17, 2023, we issued a promissory note (the “Promissory Note”) to our sponsor. Pursuant to the Promissory Note, our sponsor agreed to loan us up to an aggregate principal amount of $2.8 million. The Promissory Note is non - interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which we consummate a business combination (the “Maturity Date”). If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Promissory Note; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, our sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of our Class A common stock at the closing of the initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of December 31, 2023, we have borrowed $2,624,070 under the Promissory Note.

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

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following are filed with this report:
(1)	Financial Statements (as restated):

(2)	Financial Statements Schedule

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

PAPAYA GROWTH OPPORTUNITY CORP. I

68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Papaya Growth Opportunity Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Papaya Growth Opportunity Corp. I (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2023 Financial Statements

As discussed in Notes 2 and 10 to the financial statements, the 2023 financial statements have been restated to correct a misstatement.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Citrin Cooperman & Company, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 29, 2024, except for the effects of the restatement discussed in Notes 2, 10 and 11, as to which the date is June 25, 2024

PAPAYA GROWTH OPPORTUNITY CORP. I

BALANCE SHEETS

	December 31,	December 31,
	2023 (as restated)	2022

ASSETS

CURRENT ASSETS
Cash	$2,013	$320,067
Prepaid expenses and other assets	43,677	216,608
Advance taxes paid	41,000	41,000
Interest income receivable	53,054	—
Total current assets	139,744	577,675
OTHER ASSETS
Cash and Investments held in Trust Account	24,976,375	297,568,272
TOTAL ASSETS	$25,116,119	$298,145,947

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$480,958	$223,640
Due to affiliate	174,000	14,500
Note payable - Related party	2,624,070	—
State franchise tax payable	40,200	200,800
Excise tax liability	2,770,478	—
State income tax payable	—	27,000
Deferred underwriting fees payable	15,125,000	15,125,000
Total current liabilities	21,214,706	15,590,940
Deferred tax liability	—	555,020
Total liabilities	21,214,706	16,145,960

COMMITMENTS AND CONTINGENCIES REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value; 2,303,207 and 28,750,000 shares at redemption value of $10.84 and $10.20 per share on December 31, 2023 and December 31, 2022, respectively	24,976,375	293,250,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 1,365,500 shares issued and outstanding excluding, 2,303,207 and 28,750,000 shares subject to possible redemption at December 31, 2023 and December 31, 2022, respectively	137	137
Class B Common stock; $0.0001 par value; 20,000,000 shares authorized; 7,528,875 shares issued and outstanding	753	753
Additional paid-in capital	—	—
Accumulated deficit	(21,075,852)	(11,250,903)
Total stockholders’ deficit	(21,074,962)	(11,250,013)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$25,116,119	$298,145,947

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	ended
	December 31, 2023	December 31, 2022
	(as restated)
OPERATING EXPENSES
General and administrative	$1,907,007	$1,928,794
Franchise tax	200,000	200,000
Total expenses	2,107,007	2,128,794

OTHER INCOME
Interest earned on Investment in Trust Account	5,608,405	497,081
Realized gain on investments held in Trust Account	479,857	—
Unrealized gain on marketable securities held in Trust Account	—	3,821,190
Total other income	6,088,262	4,318,271

INCOME BEFORE PROVISION FOR INCOME TAXES	3,981,255	2,189,477
Income tax expense	(2,095,980)	(639,020)
NET INCOME	$1,885,275	$1,550,457

Weighted-average shares outstanding of Class A common stock	13,886,929	28,630,352
Basic and diluted net income per share, Class A	$0.73	$1.19
Weighted-average shares outstanding of Class B common stock	7,528,875	7,528,875
Basic and diluted net income per share, Class B	$0.09	$0.04

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 (as restated)

	Common stock
	Class A		Class B
							Total
					Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	deficit
Balance, December 31, 2022	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(8,939,746)	(8,939,746)
Excise taxes on stock redemption	—	—	—	—	—	(2,770,478)	(2,770,478)
Net income	—	—	—	—	—	1,885,275	1,885,275
Balance, December 31, 2023 (as restated)	1,365,500	$137	7,528,875	$753	$—	$(21,075,852)	$(21,074,962)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common stock
	Class A		Class B
							Total
					Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	deficit	Deficit
Balance, December 31, 2021	—	$—	7,528,875	$753	$24,247	$(32,972)	$(7,972)
Sale of private placement units including over-allotment	1,365,500	137	—	—	13,654,863	—	13,655,000
Proceeds from initial public offering costs allocated to Public Warrants (net of offering costs)	—	—	—	—	6,272,244	—	6,272,244
Accretion for Class A common stock to redemption value	—	—	—	—	(19,951,354)	(12,768,388)	(32,719,742)
Net income	—	—	—	—	—	1,550,457	1,550,457
Balance, December 31, 2022	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2023 (as restated)	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,885,275	$1,550,457
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,608,405)	(497,081)
Unrealized gain on investment held in Trust Account	—	(3,821,190)
Realized gain on investment held in Trust Account	(479,857)	—
Deferred taxes (benefit)	(555,020)	555,020
Changes in operating assets and liabilities:
Prepaid expenses and other assets	172,931	(216,608)
Due to affiliate	159,500	14,500
Accounts payable and accrued expenses	257,318	171,578
Advance taxes paid	—	(41,000)
State income tax payable	(27,000)	27,000
State franchise tax payable	(160,600)	200,000
Net cash flows used in operating activities	(4,355,858)	(2,057,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	3,136,650	—
Cash deposited in Trust Account	(1,722,916)	(293,250,000)
Cash withdrawn from Trust Account in connection with Redemption	277,213,371	—
Net cash provided by (used in) investing activities	278,627,105	(293,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common stock	(277,213,371)	—
Payment of notes payable - related party	—	(145,000)
Proceeds from notes payable - related party	2,624,070	—
Proceeds from initial public offering, net of underwriters’ discount	—	282,500,000
Proceeds from private placement units	—	13,655,000
Payment of offering costs	—	(404,600)
Net cash provided by (used in) financing activities	(274,589,301)	295,605,400

NET CHANGE IN CASH	(318,054)	298,076
CASH, BEGINNING OF PERIOD	320,067	21,991
CASH, END OF PERIOD	$2,013	$320,067
Supplemental disclosure of cash flow activities:
Income taxes paid	$2,692,000	$57,000
Supplemental disclosures of noncash financing activities:
Deferred underwriting commissions payable	$—	$15,125,000
Initial value of Class A common stock subject to possible redemption	$—	$293,250,000
Excise taxes on stock redemption	$2,770,478	$—
Accretion for Class A common stock to redemption value	$8,939,746	$32,719,742

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

As any such excise tax would be payable by the Company and not by the redeeming holder, it could cause a reduction in the value of the Company’s Class A common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury.

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

Reclassification of Prior Year Presentation

Reclassification of previously reported amounts have been made to conform to the current year’s presentation where deferred tax assets are presented separately from deferred tax liabilities in Note 2 under Income and State Franchise Taxes. The reclassification did not impact previously reported amounts on the Company’s financial statements.

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023, the Company’s deferred tax assets had a full valuation allowance recorded against it. The effective tax rate is 0.00% for the year ended December 31, 2023, and 29.84% for the year ended December 31, 2022.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of a complex financial instrument, the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2023.

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

The total provision for (benefit) from income taxes is comprised of the following:

	December 31, 2023
	(as restated)	December 31, 2022
Current expense -federal	$1,800,000	$57,000
Current expense-state	851,000	27,000
Deferred expense (benefit)	(1,637,503)	555,020
Change in valuation allowance	1,082,483	—
Total income tax expense	$2,095,980	$639,020

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Management has taken a full valuation allowance on the deferred tax asset for the year ended December 31, 2023. The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2023
	(as restated)	December 31, 2022
Deferred tax asset:
Start-up costs	$1,082,483	$585,223
Total deferred tax asset	1,082,483	585,223
Valuation allowance for deferred tax asset	(1,082,483)	—
Deferred tax liability:
Unrealized gains	—	(1,140,243)
Total deferred tax liability	—	(1,140,243)
Net deferred tax asset (liability)	$—	$(555,020)

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2023
	(as restated)	December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	6.98%	8.84%
Valuation allowance	(27.98)%	0.00%
Effective income tax rate	0.00%	29.84%

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

	For the year ended December 31,
	2023 (as restated)
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$10,162,239	$662,782

Denominator:
Weighted-average shares outstanding	13,886,929	7,528,875

Basic and diluted net income per share	$0.73	$0.09

	For the year
	ended December 31, 2022
	Class A Stock	Class B Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$33,947,371	$322,828

Denominator:
Weighted-average shares outstanding	28,630,352	7,528,875

Basic and diluted net income per share	$1.19	$0.04

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

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that, other than as set forth below and in Note 10 (Restatement of Previously Issued Financial Statements), there were no material subsequent events that would require adjustment or disclosure.

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

Note 10 – Restatement of Previously Issued Financial Statements

The Company has reviewed its accounting for deferred tax assets and noted that the methodology used was not operating correctly. The calculation was not rolling forward the ending balance of applicable credits to the current period. The result was a material error and the deferred tax asset was understated by $539,677 for the year ended December 31, 2023. In addition, Management has noted that a valuation allowance was not recorded for the deferred tax asset in 2023. A “valuation allowance” is an adjustment to the value of the deferred tax asset based on its most likely realizable value. A valuation allowance reduces the deferred tax asset if there is evidence to suggest the asset will not be realized in the future from taxable business profits or capital gains. The valuation adjustment was $1,082,438. The error corrections result in a decrease in the deferred tax asset and total assets as of December 31, 2023. Due to uncertainty associated with the realizability of deferred tax assets a full valuation has been recorded.

The effects of the error correction on the financial statements as of and for the year ended December 31, 2023 are as follows:

	As Previously
Balance Sheet as at December 31, 2023	Reported	Adjustments	As restated
Deferred tax asset	$542,806	$539,677	$1,082,483
Valuation Allowance - DTA	—	(1,082,483)	(1,082,483)
Total Assets	25,658,925	(542,806)	25,116,119
Accumulated Deficit	(20,533,046)	(542,806)	(21,075,852)
Total stockholders’ deficit	(20,532,156)	(542,806)	(21,074,962)

Statement of Operations as at December 31, 2023
Income tax expense	$(1,553,174)	$(542,806)	$(2,095,980)
Net income	2,428,081	(542,806)	1,885,275
Basic and diluted net income per share, Class A	0.76	(0.03)	0.73
Basic and diluted net income per share, Class B	0.11	(0.02)	0.09

With respect to the statements of cash flows, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing or financial cash flows for each period. The effects of the error correction on the statement of cash flows are as follows:

Statement of Cash Flows as at December 31, 2023
Net income	$2,428,081	$(542,806)	$1,885,275
Deferred taxes (benefit)	(1,097,826)	542,806	(555,020)

Note 11 – Restatement of Quarterly Financial Information (Restated and Unaudited)

In connection with the restatement explained in the Note 10, the Company has evaluated the impact of the deferred tax asset in its financial statements as of March 31, 2023, June 30, 2023 and September 30, 2023 and for the three months ended March 31, 2023, the three and six months ended June 30, 2023, and the three and nine months ended September 30, 2023 in accordance with ASC Topic 250, Accounting Changes and Error Corrections, for the matters discussed above.

The effects of the error corrections on the unaudited condensed balance sheets are as follows:

	As Previously
Balance Sheet as at March 31, 2023	Reported	Adjustments	As restated
Deferred tax asset	$194,179	$527,573	$721,752
Valuation Allowance - Deferred tax asset	—	(721,752)	(751,752)
Total Assets	300,660,782	(194,179)	300,466,603
Accumulated Deficit	(15,961,022)	(194,179)	(16,155,201)
Total stockholders’ deficit	(15,960,132)	(194,179)	(16,154,311)

	As Previously
Balance Sheet as at June 30, 2023	Reported	Adjustments	As restated
Deferred tax asset	$298,836	$521,049	$819,886
Valuation Allowance - Deferred tax asset	—	(819,886)	(819,886)
Total Assets	104,651,986	(298,836)	104,353,149
Accumulated Deficit	(17,878,729)	(298,836)	(18,177,565)
Total stockholders’ deficit	(17,877,839)	(298,836)	(18,176,675)

	As Previously
Balance Sheet as at September 30, 2023	Reported	Adjustments	As restated
Deferred tax asset	$450,171	$511,617	$961,788
Valuation Allowance - Deferred tax asset	—	(961,788)	(961,788)
Total Assets	25,395,802	(450,171)	24,945,631
Accumulated Deficit	(20,041,532)	(450,171)	(20,491,702)
Total stockholders’ deficit	(20,040,642)	(450,171)	(20,490,813)

The effects of the error corrections on the unaudited condensed statements of operations are as follows:

	As Previously
For the Three Months Ended March 31, 2023	Reported	Adjustments	As restated
Income tax expense	$(1,152,801)	$(194,179)	$(1,346,980)
Net income	1,200,798	(194,179)	1,006,619
Basic and diluted net income per share, Class A	0.23	(0.01)	0.22
Basic and diluted net income per share, Class B	0.03	0.00	0.03

	As Previously
For the Six Months Ended June 30, 2023	Reported	Adjustments	As restated
Income tax expense	$(1,405,144)	$(298,836)	$(1,703,980)
Net income	2,289,461	(298,836)	1,990,624
Basic and diluted net income per share, Class A	0.40	(0.01)	0.39

Basic and diluted net income per share, Class B	0.08	(0.01)	0.07

	As Previously
For the Three Months Ended June 30, 2023	Reported	Adjustments	As restated
Income tax expense	$(252,343)	$(104,657)	$(357,000)
Net income	1,088,663	(104,657)	984,006
Basic and diluted net income per share, Class A	0.13	(0.01)	0.12
Basic and diluted net income per share, Class B	0.05	0.00	0.05

	As Previously
For the Nine Months Ended September 30, 2023	Reported	Adjustments	As restated
Income tax expense	$(1,555,809)	$(450,171)	$(2,005,980)
Net income	2,598,880	(450,171)	2,148,709
Basic and diluted net income per share, Class A	0.60	(0.02)	0.58
Basic and diluted net income per share, Class B	0.10	(0.01)	0.09

	As Previously
For the Three Months Ended September 30, 2023	Reported	Adjustments	As restated
Income tax expense	$(150,665)	$(151,335)	$(302,000)
Net income	309,419	(151,335)	158,084
Basic and diluted net income per share, Class A	0.21	(0.01)	0.20
Basic and diluted net income per share, Class B	0.02	(0.01)	0.01

With respect to the statements of cash flows, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing, or financial cash flows for each period. The effect of the error corrections on the unaudited condensed statements of cash flows are as follows:

	As Previously
	Reported	Adjustments	As restated
Statement of Cash Flows as at March 31, 2023
Net income	$1,200,798	$(194,179)	$1,006,619
Deferred taxes (benefit)	(749,199)	194,179	(555.020)

	As Previously
	Reported	Adjustments	As restated
Statement of Cash Flows as at June 30, 2023
Net income	$2,289,461	$(298,836)	$1,990,624
Deferred taxes (benefit)	(853,856)	298,836	(555,020)

	As Previously
	Reported	Adjustments	As restated
Statement of Cash Flows as at September 30, 2023
Net income	$2,598,880	$(450,171)	$2,148,709
Deferred taxes (benefit)	(1,005,191)	(450,171)	(555,020)

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (3)
3.1	Second Amended and Restated Certificate of Incorporation of the Company (3)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (6)
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (7)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (3)
4.5	Description of Securities of the Registrant(4)
10.1	Letter Agreement, dated January 13, 2022, by and among the Company, its officers, its directors and Papaya Growth Opportunity I Sponsor, LLC (3)
10.2	Promissory Note, dated October 19, 2021, issued to Papaya Growth Opportunity I Sponsor, LLC (1)
10.3	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.4	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co. (3)
10.5	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division (3)
10.6	Investment Management Trust Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)
10.7	Registration Rights Agreement, dated January 13, 2022, by and among the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.8	Securities Subscription Agreement between the Registrant and Papaya Growth Opportunity I Sponsor, LLC (1)
10.9	Form of Indemnity Agreement (2)
10.10	Amendment to the Investment Management Trust Agreement (5)
10.11	Promissory Note (5)
10.12	Amendment to the Investment Management Trust Agreement (6)
10.13	Amendment to the Investment Management Trust Agreement (7)
14.1	Code of Ethics(4)
21.1	Subsidiaries of the Registrant***
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Executive Incentive Clawback Policy***
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

***Previously filed.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 24, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 27, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 19, 2022.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on April 28, 2023.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 1, 2023.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 20, 2024.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 25, 2024

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name: Clay Whitehead
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Clay Whitehead	Director and Chief Executive Officer	June 25, 2024
Clay Whitehead	(Principal Executive Officer)

/s/ Daniel Rogers	Chief Financial Officer and Secretary	June 25, 2024
Daniel Rogers	(Principal Financial and Accounting Officer)

/s/ Alexander Spiro	President	June 25, 2024
Alexander Spiro

/s/ Timothy Schenk	Chairperson and Director	June 25, 2024
Timothy Schenk

/s/ Daniel Murillo	Director	June 25, 2024
Daniel Murillo

/s/ Neil Herceg	Director	June 25, 2024
Neil Herceg