Form 10-Q
period 2024-03-31
Papaya Growth Opportunity Corp. I
filed 2024-07-03
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41223

PAPAYA GROWTH OPPORTUNITY CORP. I
(Exact name of registrant as specified in its charter)

Delaware	87-3071107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 South Dupont Highway, Suite HX-102 Dover, DE 19901
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
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of July 2, 2024, there were 8,239,404 shares of Class A common stock, $0.0001 par value, and no shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

I

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited) (Restated)
ASSETS

CURRENT ASSETS
Cash	$398	$2,013
Prepaid expenses and other assets	152,691	43,677
Advance taxes paid	—	41,000
Interest income receivable	30,292	53,054
Total current assets	183,381	139,744
OTHER ASSETS
Cash and Investments held in Trust Account	7,827,848	24,976,375
TOTAL ASSETS	$8,011,229	$25,116,119

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$827,346	$480,958
Due to affiliate	217,500	174,000
Note payable-related party	2,961,860	2,624,070
State franchise tax payable	28,611	40,200
Excise tax liability	2,944,778	2,770,478
State income tax payable	5,000	—
Deferred underwriting fee payable	15,125,000	15,125,000
Total current liabilities	22,110,095	21,214,706
Total liabilities	22,110,095	21,214,706
COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value; 710,529 and 2,303,207 shares at redemption value of $11.02 and $10.84 per share on March 31, 2024 and December 31, 2023, respectively	7,827,848	24,976,375
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 8,894,375 and 1,365,000 shares issued and outstanding excluding, 710,529 and 2,303,207 shares subject to possible redemption at March 31, 2024 and December 31, 2023, respectively	890	137
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; 0 and 7,528,875 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	753
Additional paid-in capital	—	—
Accumulated deficit	(21,927,604)	(21,075,852)
Total stockholders’ deficit	(21,926,714)	(21,074,962)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$8,011,229	$25,116,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three	For the three
	months Ended	months Ended
	March 31,	March 31,
	2024	2023 (as restated)
OPERATING EXPENSES
General and administrative	$558,306	$617,762
Franchise tax (benefit)	(11,589)	50,000
Total expenses	546,717	667,762

OTHER INCOME
Interest earned on Investment in Trust Account	196,744	2,541,504
Realized gain on investments held in Trust Account	—	479,857
Total other income	196,744	3,021,361

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(349,973)	2,353,599
Income tax expense	(46,000)	(1,346,980)
NET INCOME (LOSS)	$(395,973)	$1,006,619

Weighted average shares outstanding of Class A common stock	6,534,181	30,115,500
Basic and diluted net income per share, Class A	$0.00	$0.22
Weighted average shares outstanding of Class B common stock	3,805,805	7,528,875
Basic and diluted net income (loss) per share, Class B	$(0.04)	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock						Total
	Class A		Class B		Additional paid	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	Deficit	Deficit
Balance, December 31, 2023 (As Restated)	1,365,500	$137	7,528,875	$753	$—	$(21,075,852)	$(21,074,962)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(281,479)	(281,479)
Excise Taxes on stock redemption	—	—	—	—	—	(174,300)	(174,300)
Conversion from Class B to Class A common shares	7,528,875	753	(7,528,875)	(753)	—	—	—
Net loss	—	—	—	—	—	(395,973)	(395,973)
Balance, March 31, 2024	8,894,375	$890	$—	$—	$—	$(21,927,604)	$(21,926,714)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 (as restated)

	Common stock						Total
	Class A		Class B		Additional paid	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	in capital	Deficit	Deficit
Balance, December 31, 2022	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(5,910,917)	(5,910,917)
Net income	—	—	—	—	—	1,006,619	1,006,619
Balance, March 31, 2023	1,365,500	$137	7,528,875	$753	$—	$(16,155,201)	$(16,154,311)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the three	For the three
	months ended	months ended
	March 31, 2024	March 31, 2023 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(395,973)	$1,006,619
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(196,744)	(2,541,375)
Realized gain on investment held in Trust Account	—	(479,857)
Deferred taxes (benefit)	—	(555,020)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(109,014)	51,452
Due to affiliate	43,500	29,000
Accounts payable and accrued expenses	346,389	129,058
Advance taxes paid	41,000	41,000
State income tax payable	5,000	1,861,000
State franchise tax payable	(11,589)	(150,000)
Net cash used in operating activities	(277,431)	(608,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	—	298,050
Cash deposited in Trust Account	(61,974)	—
Redemption of marketable securities	—	298,048,000
Purchase of marketable securities	—	(298,048,129)
Cash withdrawn from Trust Account in connection with Redemption	17,430,007	—
Net cash provided by investing activities	17,368,033	297,921

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(17,430,007)	—
Proceeds from notes payable - related party	337,790	—
Net cash used in financing activities	(17,092,217)	—

NET CHANGE IN CASH	(1,615)	(310,202)
CASH, BEGINNING OF PERIOD	2,013	320,067
CASH, END OF PERIOD	$398	$9,865

Supplemental disclosure of cash flow activities:
Income taxes paid	—	—
Supplemental disclosure of noncash financing activities:
Excise taxes on stock redemption	$174,300	$—
Accretion for Class A common stock to redemption value	$281,479	$5,910,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

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

As of March 31, 2024, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through March 31, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and sale of the Private Placement Units and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by January 19, 2025, 36 months from the closing of the IPO, subject to the terms of the underwriting agreement.

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

On December 7, 2023, the Company, received a letter (the “Letter”) from the staff at The Nasdaq Global Market (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on Nasdaq.

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

On February 16, 2024, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor.

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of March 31, 2024, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing. As of March 31, 2024, the Company had cash of $398 and a working capital deficit. As of March 31, 2024, $161,860 has been drawn from the $1.2 million promissory note provided from the Sponsor on February 16, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A filed with the SEC on April 1, 2024. The interim results for the three months period ended March 31, 2024 are not necessarily indicative of the results to be expected for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the Company had $7,827,848 and $24,976,375, respectively, held in the Trust Account in cash in primarily one financial institution.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 710,529 and 2,303,207 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

On April 12, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 18,885,901 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of $196,390,058. Following such redemptions, 9,864,099 Public Shares remained outstanding.

On August 30, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 7,560,892 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.6897 per share, for an aggregate redemption amount of $80,823,312. Following such redemptions, 2,303,207 Public Shares remained outstanding.

On February 16, 2024, The Company held a special meeting of stockholders in connection with the holders of 1,592,678 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.9438 per share, for an aggregate redemption amount of approximately $17,430,006. Following such redemptions, 710,529 Public Shares remain outstanding.

On February 16, 2024, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the sponsor, as well as the officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor.

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

At March 31, 2024 and December 31, 2023, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less: Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Plus: Accretion of common stock to redemption value	8,939,746
Less: Redemption of common stock	(277,213,371)
Class A common stock subject to possible redemption value as of December 31, 2023	24,976,375
Plus: Accretion of common stock to redemption value	281,479
Less: Redemption of common stock	(17,430,006)
Class A common stock subject to possible redemption value as of March 31, 2024	$7,827,848

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $20,697,498, which were charged against additional paid-in capital upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2024, and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Prior to December 11, 2023, funds in the Trust Account were held in U.S. government treasury obligations with a maturity of 90 days or in money market funds investing solely in U.S. treasury securities. At December 11, 2023, the Company liquidated the money market funds held in the Trust Account to hold all funds in the Trust account in cash in an interest bearing account until the earlier of consummation of the Company’s initial business combination or liquidation. At March 31, 2024 and December 31, 2023, the assets held in the Trust Account are held in cash (not investments held at fair value).

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate is (13.14%) for the three months ended March 31, 2024, and 0.00% for the year ended December 31, 2023 as a result of the valuation allowance recorded.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of a complex financial instrument, the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the three months ended March 31,		For the three months ended March 31,
	2024		2023 (as restated)
	Class A Stock	Class B Stock	Class A Stock	Class B Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including accretion of temporary equity	$31,250	$(145,744)	$6,716,212	$201,324

Denominator:
Weighted-average shares outstanding	6,534,181	3,805,805	30,115,500	7,528,875

Basic and diluted net income (loss) per share	$0.00	$(0.04)	$0.22	$0.03

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. During 2022, 180,000 shares of the Founder Shares granted on December 21, 2021 were terminated. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three months ended March 31, 2024 and March 31, 2023.

Recent Accounting Pronouncements

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

Note 4 — Private Placement Units

On January 19, 2022, simultaneously with the consummation of the IPO and sale of the Overallotment Units, the Company consummated the issuance and sale of 1,365,500 Private Placement Units (including 75,000 Private Placement Units purchased simultaneously with the Overallotment Units) in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $13,655,000, to the Sponsor (1,115,500 Private Placement Units), Cantor (212,500 Private Placement Units), and CCM (37,500 Private Placement Units). Each Private Placement Unit consists of one share of Class A common stock (the “Placement Shares”) and one-half of a warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Note 5 — Related-Party Transactions

Founder Shares

On October 19, 2021, the Sponsor purchased 7,452,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000 (see Note 7). On November 19, 2021, the Company effected a 1.0102482-for-1 split of the Company’s Class B common stock, such that the Sponsor owned 7,528,875 Founder Shares. The

Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The Initial Stockholders agreed to forfeit up to 956,250 Founder Shares to the extent that the overallotment option was not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 956,250 Founder Shares are no longer subject to forfeiture. On February 16, 2024, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis.

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

Related-Party Loans

On October 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note became due upon the closing of the IPO. The Note was non-interest bearing. As of December 31, 2021, the Note had an outstanding balance of $145,000. On January 19, 2022, the day the IPO was consummated, there was $145,000 outstanding on the loan, which was repaid fully on January 24, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

Issuance of unsecured Promissory Notes – Related Party

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination (the “Maturity Date”). If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. The Sponsor (or one or more of its affiliates or third-party designees) made monthly payments of $320,583 from April 2023 to August 2023, $30,000 from September 2023 to January 2024, and $15,987 from February 2024 to March 2024 towards extension payment. As of March 31, 2024, the Company has borrowed $2.8 million under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to the Sponsor. Pursuant to the 2024 Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $1.2 million. The 2024

Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of March 31, 2024, the Company has borrowed $161,860 under the 2024 Promissory Note.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of March 31, 2024, $217,500 had been accrued as outstanding under this agreement under Due to affiliate and $43,500 had been expensed under the arrangement. As of December 31, 2023, $174,000 had been accrued as outstanding under this agreement under Due to affiliate and $174,000 had been expensed under the arrangement.

The Company pays FintechForce, Inc., an entity affiliated with the Chief Financial Officer, a fee of $15,000 per month for consulting services, financial planning and analysis and general professional services. $45,610 of support services costs were incurred for the three months ended March 31, 2024. As of March 31, 2023, $52,531 had been expensed under the arrangement.

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

Note 7 — Stockholders’ Equity (Deficit)

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 8,894,375 and 1,365,000 shares of Class A common stock outstanding, excluding 710,529 and 2,303,207 shares of Class A common stock subject to redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2024 there were no shares of Class B common stock outstanding. As of December 31, 2023, there were 7,528,875 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Public Warrants —  At March 31, 2024 and December 31, 2023, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of March 31, 2024 and December 31, 2023, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

Note 8 — Subsequent Events

The Company has evaluated subsequent events through the date of these financial statements were issued and determined that, other than as set forth below, there were no material subsequent events that would require adjustment or disclosure.

On June 5, 2024, the Company received a notice (the “Notice”) from the Staff stating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) because it has not timely filed its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”). The Rule requires listed companies to timely file all required periodic financial reports with the SEC.

Under Nasdaq rules, the Company has 60 calendar days from the date of the Notice, or until August 5, 2024, to submit a plan to regain compliance with the Rule. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-Q, or until November 18, 2024, to regain compliance. However, there can be no assurance that Nasdaq will accept the Company’s plan to regain compliance or that the Company will be able to regain compliance within any extension period granted by Nasdaq. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq hearings panel.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A and Part II, Item 1A of this Quarterly Report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2024, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $395,973, operating expenses of $546,717 driven by general and administrative expenses of $558,306, Delaware franchise taxes of $11,589, interest on investments held in Trust Account of $196,744, and income tax expense of $46,000.

For the three months ended March 31, 2023, we had net income of $1,006,619, operating expenses of $667,762 driven by general and administrative expenses of $617,762, accrual of Delaware franchise taxes of $50,000, and interest on investments held in Trust Account of $2,541,504, realized gain on investments held in the Trust Account of $479,857 and income tax expense of $1,346,980.

Liquidity and Capital Resources

For the three months ended March 31, 2024, net cash used in operating activities was $277,431, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $17,368,033 and net cash used in financing activities was $17,092,217.

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

At March 31, 2024, we had cash of $398 held outside of the Trust Account. We intend to use the funds held outside the Trust Account and additional funding from the Sponsor to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of March 31, 2024, the Company has borrowed $2.8 million under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to our Sponsor. Pursuant to the 2024 Promissory Note, our Sponsor agreed to loan us up to an aggregate principal amount of $1.2 million. The 2024 Promissory

Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of March 31, 2024, the Company has borrowed $161,860 under the 2024 Promissory Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of our quarter ended March 31, 2024, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation and in light of the restatement of our financial statements, the CEO and CFO have concluded that as of the end of that fiscal period, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. In light of the restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex tax accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting tax literature, research materials and documents and increased communication among our personnel and third-party tax professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Material Weakness in Internal Controls

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

Despite the material weakness identified, management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, the financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on June 26, 2024. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. If any of those risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

A total of $293,250,000, comprised of the proceeds from the IPO after offering expenses and a portion of the proceeds of the sale of the Private Placement Units, was initially placed in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in (i) interest - bearing bank demand deposit accounts, (ii) uninvested, (iii) U.S. government securities with a maturity of 185 days or less or (iv) money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

On April 12, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 18,885,901 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of approximately $196,390,058. On August 30, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 7,560,892 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.6897 per share, for an aggregate redemption amount of approximately $80,823,312. On February 16, 2024, The Company held a special meeting of stockholders in connection with the holders of 1,592,678 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.9438 per share, for an aggregate redemption amount of approximately $17,430,007. Following such redemptions, 710,529 Public Shares remain outstanding. As of March 31, 2024, $7,827,848 remains in the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

10.1	Promissory Note(1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2024.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this July 2, 2024.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Daniel Rogers
Name:	Daniel Rogers
Title:	Chief Financial Officer