Form 10-Q
period 2024-09-30
Papaya Growth Opportunity Corp. I
filed 2024-11-14
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 14, 2024, there were 9,604,904 shares of Class A common stock, $0.0001 par value, and no shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited) (Restated)
ASSETS

CURRENT ASSETS
Cash	$1,593	$2,013
Prepaid expenses and other assets	172,973	43,677
Advance taxes paid	32,562	41,000
Interest income receivable	28,433	53,054
Total current assets	235,561	139,744
OTHER ASSETS
Cash held in Trust Account	7,940,003	24,976,375
TOTAL ASSETS	$8,175,564	$25,116,119

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$625,033	$480,958
Due to affiliate	304,500	174,000
Note payable-related party	3,805,128	2,624,070
State franchise tax payable	7,510	40,200
Excise tax liability	2,946,433	2,770,478
Deferred underwriting fee payable	15,125,000	15,125,000
Total current liabilities	22,813,603	21,214,706
Total liabilities	22,813,603	21,214,706
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 710,529 and 2,303,207 shares at redemption value of $11.17 and $10.84 per share on September 30, 2024 and December 31, 2023, respectively	7,940,003	24,976,375
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 8,894,375 and 1,365,500 shares issued and outstanding excluding, 710,529 and 2,303,207 shares subject to possible redemption at September 30, 2024 and December 31, 2023, respectively	890	137
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; 0 and 7,528,875 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	753
Accumulated deficit	(22,578,933)	(21,075,852)
Total stockholders’ deficit	(22,578,043)	(21,074,962)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$8,175,564	$25,116,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2024	2023 (as restated)	2024	2023 (as restated)
OPERATING EXPENSES
General and administrative	$375,112	$507,155	$1,168,811	$1,475,645
Franchise tax	30,240	50,000	48,891	150,000
Total expenses	405,352	557,155	1,217,702	1,625,645

OTHER INCOME
Interest earned on investments in Trust Account	89,718	1,017,239	375,649	5,300,477
Realized gain on investments held in Trust Account	—	—	—	479,857
Total other income	89,718	1,017,239	375,649	5,780,334

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(315,634)	460,084	(842,053)	4,154,689
Income tax expense	(16,643)	(302,000)	(91,438)	(2,005,980)
Net (loss) income	$(332,277)	$158,084	$(933,491)	$2,148,709

Weighted average shares outstanding of Class A common stock	9,604,904	8,599,724	8,585,065	17,380,659
Basic and diluted net (loss) income per share, Class A	$(0.03)	$0.20	$(0.05)	$0.58
Weighted average shares outstanding of Class B common stock	—	7,528,875	1,263,972	7,528,875
Basic and diluted net income (loss) per share, Class B	$0.00	$0.01	$(0.09)	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common stock						Total
	Class A		Class B		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2023 (As Restated)	1,365,500	$137	7,528,875	$753	$—	$(21,075,852)	$(21,074,962)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(281,479)	(281,479)
Excise taxes on stock redemption	—	—	—	—	—	(174,300)	(174,300)
Conversion from Class B to Class A common stock	7,528,875	753	(7,528,875)	(753)	—	—	—
Net loss	—	—	—	—	—	(395,973)	(395,973)
Balance, March 31, 2024	8,894,375	$890	—	$—	$—	$(21,927,604)	$(21,926,714)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(26,723)	(26,723)
Net loss	—	—	—	—	—	(205,242)	(205,242)
Balance, June 30, 2024	8,894,375	$890	—	$—	$—	$(22,159,569)	$(22,158,679)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(85,432)	(85,432)
Excise taxes on stock redemption	—	—	—	—	—	(1,655)	(1,655)
Net loss	—	—	—	—	—	(332,277)	(332,277)
Balance, September 30, 2024	8,894,375	$890	—	$—	$—	$(22,578,933)	$(22,578,043)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (as restated)

	Common stock						Total
	Class A		Class B		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2022	1,365,500	$137	7,528,875	$753	$—	$(11,250,903)	$(11,250,013)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(5,910,917)	(5,910,917)
Net income	—	—	—	—	—	1,006,619	1,006,619
Balance, March 31, 2023	1,365,500	$137	7,528,875	$753	$—	$(16,155,201)	$(16,154,311)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(1,044,125)	(1,044,125)
Excise taxes on stock redemption	—	—	—	—	—	(1,962,245)	(1,962,245)
Net income	—	—	—	—	—	984,006	984,006
Balance, June 30, 2023	1,365,500	$137	7,528,875	$753	$—	$(18,177,565)	$(18,176,675)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(1,663,989)	(1,663,989)
Excise taxes on stock redemption	—	—	—	—	—	(808,233)	(808,233)
Net income	—	—	—	—	—	158,084	158,084
Balance, September 30, 2023	1,365,500	$137	7,528,875	$753	$—	$(20,491,703)	$(20,490,813)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Nine Months Ended
	September 30,
	2024	2023 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(933,491)	$2,148,709
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(375,649)	(5,300,477)
Realized gain on investment held in Trust Account	—	(479,857)
Deferred taxes (benefit)	—	(555,020)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(129,296)	76,394
Due to affiliate	130,500	116,000
Accounts payable and accrued expenses	144,074	166,024
Advance taxes paid	8,438	—
State income tax payable	—	(27,000)
State franchise tax payable	(32,690)	(170,600)
Net cash used in operating activities	(1,188,114)	(4,025,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	164,531	3,006,650
Cash deposited in Trust Account	(157,895)	(1,632,916)
Cash withdrawn from Trust Account in connection with redemption	17,430,006	277,213,371
Net cash provided by investing activities	17,436,642	278,587,105

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(17,430,006)	(277,213,370)
Proceeds from notes payable - related party	1,181,058	2,334,941
Net cash used in financing activities	(16,248,948)	(274,878,429)

NET CHANGE IN CASH	(420)	(317,151)
CASH, BEGINNING OF PERIOD	2,013	320,067
CASH, END OF PERIOD	$1,593	$2,916

Supplemental disclosure of cash flow activities:
Income taxes paid	$83,000	$2,602,000
Supplemental disclosure of noncash financing activities:
Excise taxes on stock redemption	$175,955	$2,770,478
Accretion for Class A common stock to redemption value	393,634	8,619,031

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

As of September 30, 2024, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through September 30, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of September 30, 2024, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing. As of September 30, 2024, the Company had cash of $1,593 and a working capital deficit. As of September 30, 2024, $2.8 million has been drawn from the $2.8 million promissory note provided from the Sponsor on April 17, 2023 and $1,005,128 has been drawn from the $1.2 million promissory note provided from the Sponsor on February 16, 2024. See Note 5 for references to “Promissory Note” and “2024 Promissory Note”.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A filed with the SEC on June 26, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any future periods.

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such Excise Tax not paid in full will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

The Company did not repay the excise tax in full by October 31, 2024, and will be subject to additional interest and penalties noted above.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2024 and December 31, 2023, the Company had $7,940,003 and $24,976,375, respectively, held in the Trust Account in cash in primarily one financial institution.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 710,529 and 2,303,207 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

At September 30, 2024 and December 31, 2023, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less: Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Plus: Accretion of common stock to redemption value	8,939,746
Less: Redemption of common stock	(277,213,371)
Class A common stock subject to possible redemption value as of December 31, 2023	24,976,375
Plus: Accretion of common stock to redemption value	281,479
Less: Redemption of common stock	(17,430,006)
Class A common stock subject to possible redemption value as of March 31, 2024	7,827,848
Plus: Accretion of common stock to redemption value	26,723
Class A common stock subject to possible redemption value as of June 30, 2024	$7,854,571
Plus: Accretion of common stock to redemption value	85,432
Class A common stock subject to possible redemption value as of September 30, 2024	$7,940,003

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $20,697,498, which were charged against additional paid-in capital upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Prior to December 11, 2023, funds in the Trust Account were held in U.S. government treasury obligations with a maturity of 90 days or in money market funds investing solely in U.S. treasury securities. At December 11, 2023, the Company liquidated the money market funds held in the Trust Account to hold all funds in the Trust account in cash in an interest bearing account until the earlier of consummation of the Company’s initial business combination or liquidation. At September 30, 2024 and December 31, 2023, the assets held in the Trust Account are held in cash (not investments held at fair value).

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 5.27% and 65.64% for the three months ended September 30, 2024 and 2023, respectively, and 10.86% and 48.28% for the nine months ended September 30, 2024 and 2023, respectively, as a result of the valuation allowance recorded.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of a complex financial instrument, the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023 (restated)		2024		2023 (restated)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income, including accretion of temporary equity	$(246,845)	$—	$1,748,279	$73,794	$(420,058)	$(119,799)	$10,118,295	$649,445

Denominator:
Weighted-average shares outstanding	9,604,904	—	8,599,724	7,528,875	8,585,065	1,263,972	17,380,659	7,528,875

Basic and diluted net (loss) income per share	$(0.03)	$—	$0.20	$0.01	$(0.05)	$(0.09)	$0.58	$0.09

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. During 2022, 180,000 shares of the Founder Shares granted on December 21, 2021 were terminated and returned to the Sponsor. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the model utilized are assumptions related to expected separation date of Units, anticipated business combination date, stock price at issuance, share-price volatility, expected term, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC equities and warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the transferred Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three and nine months ended September 30, 2024 and 2023.

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. Management does not believe the adoption of ASU 2024-01 will have a material impact on the accompanying unaudited condensed financial statements and disclosures.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

Issuance of Unsecured Promissory Notes – Related Party

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination (the “Maturity Date”). If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. The Sponsor (or one or more of its affiliates or third-party designees) made monthly payments of $320,583 from April 2023 to August 2023, $30,000 from September 2023 to January 2024, and $15,987 from February 2024 to September 2024 towards extension payments. As of September 30, 2024, the Company has borrowed $2.8 million under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to the Sponsor. Pursuant to the 2024 Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of September 30, 2024, the Company has borrowed $1,005,128 under the 2024 Promissory Note.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. For the three and nine months ended September 30, 2024, $43,500 and $304,500 had been accrued as outstanding under this agreement, respectively, and $130,500 had been expensed under the arrangement. For the three and nine months ended September 30, 2023, $43,500 and $130,500 had been accrued as outstanding under this agreement, respectively, and $174,000 had been expensed under the arrangement.

The Company pays FintechForce, Inc., an entity previously affiliated with the Chief Financial Officer, a fee of $15,000 per month for consulting services, financial planning and analysis and general professional services. $38,266 and $130,143 of support services costs were incurred for the three and nine months ended September 30, 2024, respectively. $143,460 and $52,500 of support services costs were incurred for the nine months and three months ended September 30, 2023, respectively.

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

Note 7 — Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 8,894,375 and 1,365,500 shares of Class A common stock outstanding, excluding 710,529 and 2,303,207 shares of Class A common stock subject to redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2024, there were no shares of Class B common stock outstanding. As of December 31, 2023, there were 7,528,875 shares of Class B common stock outstanding.

On February 16, 2024, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor (see Note 1).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Public Warrants — At September 30, 2024 and December 31, 2023, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of September 30, 2024 and December 31, 2023, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

Note 8 — Restatement

In connection with the restatement of the financial statements as of and for the year ended December 31, 2023, the Company identified errors related to the accounting for deferred tax assets and the related valuation allowance. Refer to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on June 26, 2024.

A summary of the impact of the error on the unaudited condensed balance sheet as of September 30, 2023 is as follows:

	As Previously
Balance Sheet as at September 30, 2023	Reported	Adjustments	As restated
Deferred tax asset	$450,171	$511,617	$961,788
Valuation Allowance - Deferred tax asset	—	(961,788)	(961,788)
Total Assets	25,395,802	(450,171)	24,945,631
Accumulated Deficit	(20,041,532)	(450,171)	(20,491,702)
Total stockholders’ deficit	(20,040,642)	(450,171)	(20,490,813)

A summary of the impact of the error on the unaudited condensed statement of operations for the nine and three months ended September 30, 2023 is as follows:

	As Previously
For the Nine months Ended September 30, 2023	Reported	Adjustments	As restated
Income tax expense	$(1,555,809)	$(450,171)	$(2,005,980)
Net income	2,598,880	(450,171)	2,148,709
Basic and diluted net income per share, Class A	0.60	(0.02)	0.58
Basic and diluted net income per share, Class B	0.10	(0.01)	0.09

	As Previously
For the Three Months Ended September 30, 2023	Reported	Adjustments	As restated
Income tax expense	$(150,665)	$(151,335)	$(302,000)
Net income	309,419	(151,335)	158,084
Basic and diluted net income per share, Class A	0.21	(0.01)	0.20
Basic and diluted net income per share, Class B	0.02	(0.01)	0.01

A summary of the impact of the error on the unaudited condensed statement of cash flows for the nine months ended September 30, 2023 is as follows:

	As Previously
Statement of Cash Flows as at September 30, 2023	Reported	Adjustments	As restated
Net income	$2,598,880	$(450,171)	$2,148,709
Deferred taxes (benefit)	(1,005,191)	(450,171)	(555,020)

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that, other than the matter disclosed in Note 2, there were no material subsequent events that would require adjustment or disclosure.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2024, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net loss of $332,277, operating expenses of $405,352 driven by general and administrative expenses of $375,112, state franchise taxes of $30,240, interest on investments held in Trust Account of $89,718, and income tax expense of $16,643.

For the nine months ended September 30, 2024, we had a net loss of $933,491, operating expenses of $1,217,702 driven by general and administrative expenses of $1,168,811, state franchise taxes of $48,891, interest on investments held in Trust Account of $375,649, and income tax expense of $91,438.

For the three months ended September 30, 2023, we had net income of $158,084, operating expenses of $557,155 driven by general and administrative expenses of $507,155, accrual of state franchise taxes of $50,000, interest on investments held in Trust Account of $1,017,239, and income tax expense of $302,000.

For the nine months ended September 30, 2023, we had net income of $2,148,709, operating expenses of $1,625,645 driven by general and administrative expense of $1,475,645 in addition to the accrual of state franchise taxes of $150,000, interest on investments held in Trust Account of $5,300,477, realized gain on investments held in the Trust Account of $479,857 and income tax expense of $2,005,980.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, net cash used in operating activities was $1,188,114, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $17,436,642 and net cash used in financing activities was $16,248,948.

For the nine months ended September 30, 2023, net cash used in operating activities was $4,025,827, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $278,587,105 and net cash used in financing activities was $274,878,429.

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

At September 30, 2024, we had cash of $1,593 held outside of the Trust Account. We intend to use the funds held outside the Trust Account and additional funding from the Sponsor to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of September 30, 2024, the Company has borrowed $2.8 million under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to our Sponsor. Pursuant to the 2024 Promissory Note, our Sponsor agreed to loan us up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of September 30, 2024, the Company has borrowed $ 1,005,128 under the 2024 Promissory Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income Per Share of Common Stock

We historically applied the two-class method in calculating earnings per share. Net (loss) income per share of the redeemable shares, basic and diluted, is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable common shares outstanding since original issuance. Net (loss) income per share of common shares, basic and diluted, for non-redeemable common shares is calculated by dividing the net (loss) income, less income attributable to shares of redeemable common shares, by the weighted average number of shares of non-redeemable common shares outstanding for the periods presented.

Recently Adopted Accounting Standards

In March 2024, the FASB issued ASU 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. Management does not believe the adoption of ASU 2024-01 will have a material impact on the accompanying unaudited condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of deferred tax assets, described in Note 10 of the notes to the financial statements included in our Annual Report on Form 10-K/A for the fiscal period ended December 31, 2023 filed with the SEC on June 26, 2024, and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the calculation of deferred tax assets that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of deferred tax assets. The foregoing actions were completed as of September 30, 2024, and we believe we have remediated the material weakness in internal control over financial reporting described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will have the intended effects or be sufficient to avoid potential future material weaknesses.

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

On April 12, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 18,885,901 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of approximately $196,390,058. On August 30, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 7,560,892 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.6897 per share, for an aggregate redemption amount of approximately $80,823,313. On February 16, 2024, the Company held a special meeting of stockholders in connection with which the holders of 1,592,678 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.9438 per share, for an aggregate redemption amount of approximately $17,430,007. Following such redemptions, 710,529 Public Shares remain outstanding. As of September 30, 2024, $7,940,003 remains in the Trust Account.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this November 14, 2024.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Daniel Rogers
Name:	Daniel Rogers
Title:	Chief Financial Officer