Form 10-K
period 2024-12-31
Papaya Growth Opportunity Corp. I
filed 2025-04-15
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(510) 214-3750
(Registrant’s telephone number, including area code) (Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which Registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one Redeemable	PPYAU	Pink Open Market
Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	PPYA	Pink Open Market
Redeemable Warrants, each exercisable for one share of Class A common stock for $11.50 per share, included as part of the Units	PPYAW	Pink Open Market

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $8.3 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of April 14, 2025, there were 8,239,404 shares of Class A common stock, $0.0001 par value, and no shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Unless otherwise stated in this Report, references to:

●	“Cantor” or the “representative” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;
●	“CCM” are to J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division, whom we engaged to provide consulting and advisory services in connection with our initial public offering;
●	“Citrin” are to Citrin Cooperman & Company, LLP, our independent registered public accounting firm;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 19, 2022;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to The Nasdaq Global Market;
●	“private placement shares” are to the Class A common stock included within the private placement units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering;
●	“private placement units” are to the units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering, each private placement unit consisting of one private placement share and one-half of one private placement warrant;
●	“private placement warrants” are to the non-redeemable warrants to purchase shares of the Class A common stock included within the private placement units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“Registration Statement” are to the Company’s Form S-1 filed with the SEC on November 24, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“sponsor” are to Papaya Growth Opportunity I Sponsor, LLC, a Delaware limited liability company controlled by Clay Whitehead, our Chief Executive Officer;

●	“trust account” are to the trust account in which an amount of $293,250,000, comprised of the proceeds from the initial public offering after operating expenses and the sale of the private placement units were initially placed following the consummation of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees and any warrants issued upon conversion of working capital loans; and
●	“we,” “us,” “Company” or “our company” are to Papaya Growth Opportunity Corp. I, a Delaware corporation.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	our initial stockholders exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;
●	if we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote their founder shares and private placement shares in favor of such initial business combination, regardless of how our public stockholders vote;
●	our securities are no longer listed on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss;
●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management; and
●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 pandemic, including new variant strains, and the status of debt and equity markets;
●	we may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our common stock after December 31, 2022.

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

In connection with the Sponsor Transaction, the Acquirer agreed to assume all liabilities and expenses of the Company, including (i) the costs and expenses associated with extending the term of the Company until December 19, 2025, including payments into the trust account not to exceed $30,000 per month without consent, (ii) the normal course costs and expenses for a special purpose acquisition company like the Company, including D&O insurance premiums, and (iii) the expected excise taxes arising from the redemption of our public shares after January 1, 2023. Any remaining cash on our sponsor’s balance sheet at the time of the Sponsor Transaction was available to pay any such assumed liabilities.

On February 16, 2024, we held a special meeting of stockholders (the “February Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination up to eleven (11) times for an additional (1) month each time from February 19, 2024 to January 19, 2025 (which is 36 months from the closing of the IPO) by depositing into the trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.02 for each then outstanding share after giving effect to any redemptions. In connection with the February Special Meeting, the holders of 1,592,678 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $17,430,006. Following such redemptions, 710,529 public shares remained outstanding.

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

On January 14, 2025, we held a special meeting in lieu of annual meeting of stockholders (the “2025 Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from January 19, 2025 to December 19, 2025 (or such earlier date as determined by the Company’s Board of Directors). In connection with the 2025 Special Meeting, the holders of 620,479 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.34 per share, for an aggregate redemption amount of approximately $7.0 million. Following such redemptions, 90,050 public shares remain outstanding. As of February 28, 2025, a total of approximately $1.0 million remains in the trust account.

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

Initial Business Combination

We have until December 19, 2025 to consummate an initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the warrants will expire and be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Even though our common stock is not currently listed on Nasdaq, we intend to comply with applicable Nasdaq rules in connection with any initial business combination.

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

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $14,500 per month until December 19, 2025, for office space, utilities, secretarial and administrative support. Further, we have agreed to pay Burkland Associates, LLC (f/k/a/ FintechForce, Inc.), an entity affiliated with our former Chief Financial Officer, a fee of $15,000 per month for financial planning and analysis and general professional services and starting in October 2024, the fee was reduced to $10,000 per month. We have also agreed to pay our Chief Financial Officer a fee of $10,000 per month starting in March 2025. Some of our officers and directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 20 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until December 19, 2025.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until December 19, 2025, to complete our initial business combination. If we are unable to complete our initial business combination by December 19, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 19, 2025.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by December 19, 2025. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by December 19, 2025.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2025, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) we are not subject to the SEC’s “penny stock” rules. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the “penny stock” rules, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 19, 2025, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 19, 2025, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by December 19, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following December 19, 2025 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2025, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by December 19, 2025, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by December 19, 2025. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. Our initial stockholders own shares representing 96% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Concentration of ownership in our sponsor may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.

Our sponsor owns approximately 96% of our outstanding shares of common stock (including the shares underlying the private placement units). As a result, our sponsor has substantial control over us and is able to exercise significant influence over all matters requiring stockholder approval. This concentration of influence could be disadvantageous to other stockholders with interests different from those of our sponsor. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

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

Our securities are no longer listed for trading on Nasdaq, which may limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, shares of our Class A common stock and warrants began trading on the Pink Open Market operated on The OTC Market systems on January 23, 2025. In connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements in order to regain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

Additionally, we can face significant material adverse consequences as a result of our securities being quoted on the Pink Open Market, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are no longer covered securities because they are not listed on a national securities exchange, we could be subject to regulation in each state in which we offer our securities. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by December 19, 2025. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We must complete our initial business combination by December 19, 2025. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by December 19, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive approximately $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

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

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions). The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2025, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by December 19, 2025, subject to applicable law and as further described herein. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

As of December 31, 2024, only approximately $5,576 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 19, 2025, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following December 19, 2025 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 19, 2025, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

Under Section 211(b) of the DGCL, we are required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own approximately 96% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2025, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own shares representing approximately 96% of our issued and outstanding shares of common stock. Accordingly, they exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers, including the recent departure of our former chief financial officer, could have a detrimental effect on us.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in (i) interest-bearing bank demand deposit accounts, (ii) uninvested, (iii) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or (iv) money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2025, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by December 19, 2025, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 110,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 101,015,575 and 20,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants. There are no shares of Class B common stock or preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote with common stockholders on matters related to our pre-initial business combination activity. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2025, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. During 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such Excise Tax not paid in full will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. We did not repay the excise tax in full by October 31, 2024. As of December 31, 2024, we accrued approximately $64,000 of interest and penalties in the accompanying statement of operations. We may be required to use funds from sources other than the Trust Account to pay the Excise Tax, and such amounts could be material. Consequently, the Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets.

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

At December 31, 2024, we had $5,576 of cash held outside the Trust Account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Item 2.    Properties

Our executive offices are located at 3500 South Dupont Highway, Suite HX-102, Dover, DE 19901 and our telephone number is (510) 214-3750. Our executive offices are provided to us by our sponsor. The cost of our use of this space is included in the $14,500 per month we pay to our sponsor for office space, utilities, secretarial and administrative support. We consider our current office space adequate for our current operations.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock and warrants are each traded on the Pink Open Market operated on The OTC Market systems under the symbols “PPYAU,” “PPYA” and “PPYAW”, respectively. Our units commenced public trading on January 14, 2022, and our Class A common stock and warrants commenced public trading separately on March 4, 2022.

(b) Holders

On April 14, 2025, there were four (4) holders of record of our units, two (2) holders of record of our shares of Class A common stock and one (1) holder of record of our warrants.

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

Offering costs for the initial public offering amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the trust account), and $572,498 of other offering costs. The

$15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a business combination by December 19, 2025, subject to the terms of the underwriting agreement.

A total of $293,250,000, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. On April 12, 2023, we held a special meeting of stockholders in connection with which the holders of 18,885,901 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $196,390,058. On August 30, 2023, we held a special meeting of stockholders in connection with which the holders of 7,560,892 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.69 per share, for an aggregate redemption amount of approximately $80,823,312. On February 16, 2024, we held a special meeting of stockholders (the “February Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination up to eleven (11) times for an additional (1) month each time from February 19, 2024 to January 19, 2025 (which is 36 months from the closing of the IPO) by depositing into the trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.02 for each then outstanding share after giving effect to any redemptions. In connection with the February Special Meeting, the holders of 1,592,678 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $17,430,006. On January 14, 2025, we held a special meeting in lieu of annual meeting of stockholders (the “2025 Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination from January 19, 2025 to December 19, 2025 (or such earlier date as determined by our Board of Directors). In connection with the 2025 Special Meeting, the holders of 620,479 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.34 per share, for an aggregate redemption amount of approximately $7.0 million. Following such redemptions, 90,050 Public Shares remain outstanding. As of February 28, 2025, a total of approximately $1.0 million remains in the trust account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2024, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income and cash held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net loss of $1,409,260 primarily due to operating expenses of $1,699,878 driven by general and administrative expense, interest on investments held in Trust Account of $453,653 and income tax expense of $163,035.

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

Liquidity and Capital Resources

For the year ended December 31, 2024, net cash used in operating activities was $1,361,282, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $17,418,921 and net cash used in financing activities was $16,054,076.

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

At December 31, 2024, we had cash of $5,576 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of December 31, 2024, the Company has borrowed $2,800,000 under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to our Sponsor. Pursuant to the 2024 Promissory Note, our Sponsor agreed to loan us up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of December 31, 2024, the Company has borrowed $1,200,000 under the 2024 Promissory Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. Management does not believe the adoption of ASU 2024-01 will have a material impact on the accompanying financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. At December 31, 2024, the Company adopted the standard.

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

Item 8.    Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-21 following Item 16, which comprise a portion of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2024, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Clay Whitehead	45	Chief Executive Officer and Director
Leonardo Fernandes	40	Chief Financial Officer and Secretary
Alexander Spiro	42	President
Timothy Schenk	46	Chairperson and Director
Daniel Murillo	44	Director
Neil Herceg	44	Director

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

Leonardo Fernandes, Chief Financial Officer and Secretary

Mr. Fernandes joined us as Chief Financial Officer in March 2025. Prior to joining the Company, Mr. Fernandes provided capital markets advisory services as an external consultant with LGF CFO Services. Previously, he had been serving as the Chief Financial Officer of Spectaire Holdings Inc. since October 2023 until May 2024 and as Chief Financial Officer of Legacy Spectaire since January 2023. Prior to joining Legacy Spectaire, Mr. Fernandes served as Chief Operating Officer of Lorem LLC, which he co-founded, from March 2021 through January 2023. From September 2020 to March 2021, Mr. Fernandes served as Chief Operating Officer of Pronto Housing, Inc., which he co-founded. Mr. Fernandes served as Chief of Staff at Megalith Capital Management LLC from January 2018 through August 2019. Prior to joining Megalith Capital Management LLC, Mr. Fernandes served as Partner — Head of Cross-Border Investments at RBR Asset Management from 2016 through January 2018. Prior to 2016, Mr. Fernandes served as an associate at Equity International LLC and worked at BR Properties S.A., one of Brazil’s largest commercial real estate investment companies, as a financial analyst and an investor relations manager. Mr. Fernandes has a B.A. in economics and a B.A. in business administration and management from Michigan State University and an MBA from Northwestern University — Kellogg School of Management.

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

Director Independence

A majority of our board of directors is independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Timothy Schenk, Daniel Murillo and Neil Herceg is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Timothy Schenk, Daniel Murillo and Neil Herceg are members of our audit committee, and Mr. Schenk chairs the audit committee. Under applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Timothy Schenk, Daniel Murillo and Neil Herceg meet the independent director standard.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $14,500 per month, until December 19, 2025, for office space, utilities, secretarial and administrative support, and the payment to Burkland Associates, LLC (f/k/a FintechForce, Inc.)., an entity affiliated with our former Chief Financial Officer, for consulting services, financial planning and analysis, and general professional services. From January to September 2024, the Company paid a monthly fee of $15,000. Beginning in October 2024, the fee was reduced to $10,000 per month. We have also agreed to pay our Chief Financial Officer a fee of $10,000 per month starting in March 2025. No compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, has been or will be paid by us to our sponsor, officers, directors and advisors, or any affiliate of our sponsor or officers. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy has been filed as Exhibit 19 to this Annual Report.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Since January 13, 2022, except as otherwise indicated, we have paid and will continue to pay: (i) our sponsor a total of $14,500 per month for office space, utilities, secretarial and administrative support, (ii) our Chief Financial Officer a fee of $10,000 per month starting in March 2025 and (iii) Burkland Associates, LLC (f/k/a FintechForce, Inc.), an entity affiliated with our former Chief Financial Officer, a monthly fee for financial planning and analysis and general professional services ($15,000 per month through September 30, 2024 and $10,000 per month thereafter). Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,984,425 shares of our common stock, consisting of (i) 90,050 shares of our Class A common stock included in the public units, (ii) 7,528,875 shares of our Class A common stock issued pursuant to the Class B Conversion and (iii) 1,365,500 shares of our Class A common stock included in the placement units, issued and outstanding as of March 24, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these private placement warrants are not exercisable within 60 days of the date of this Report.

Class A Common Stock
Number of
	Shares	Approximate
	Beneficially	Percentage
Name and Address of Beneficial Owner(1)	Owned	of Class
Papaya Growth Opportunity I Sponsor, LLC	8,644,375	96%
Clay Whitehead(2)	8,644,375	96%
Leonardo Fernandes	—	—
Alexander Spiro	—	—
Timothy Schenk	—	—
Daniel Murillo	—	—
Neil Herceg	—	—
All executive officers and directors as a group (six individuals)	8,644,375	96%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Papaya Growth Opportunity Corp. I, 3500 South Dupont Highway, Suite HX-102, Dover, DE 19901.
(2)	Our sponsor is the record holder of such shares. Clay Whitehead is the managing member of our sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Mr. Whitehead disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

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

In connection with the Sponsor Transaction, the Acquirer agreed to assume all liabilities and expenses of the Company, including (i) the costs and expenses associated with extending the term of the Company until December 19, 2025, including payments into the trust account not to exceed $30,000 per month without consent, (ii) the normal course costs and expenses for a special purpose acquisition company like the Company, including D&O insurance premiums, and (iii) the expected excise taxes arising from the redemption of our public shares after January 1, 2023. Any remaining cash on our sponsor’s balance sheet at the time of the Sponsor Transaction was available to pay any such assumed liabilities. If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Since January 13, 2022, except as otherwise indicated, we have paid and will continue to pay: (i) our sponsor a total of $14,500 per month for office space, utilities, secretarial and administrative support, (ii) our Chief Financial Officer a fee of $10,000 per month starting in March 2025 and (iii) Burkland Associates, LLC (f/k/a FintechForce, Inc.), an entity affiliated with our former Chief Financial Officer, a monthly fee for financial planning and analysis and general professional services ($15,000 per month through September 30, 2024 and $10,000 per month thereafter). Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to our Sponsor. Pursuant to the 2024 Promissory Note, our Sponsor agreed to loan us up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of December 31, 2024, the Company has borrowed $1,200,000 under the 2024 Promissory Note.

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

Director Independence

A majority of our board of directors is independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Timothy Schenk, Daniel Murillo and Neil Herceg is an “independent director”. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Citrin for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees of Citrin for professional services rendered for the audit of our financial statements and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled approximately $152,875 and $120,120, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2024 and 2023, we did not pay Citrin any audit-related fees.

Tax Fees. We did not pay Citrin for tax services, planning or advice for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay Citrin for any other services for the years ended December 31, 2024 and 2023.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. The audit committee pre-approved all of the foregoing services. Since the formation of our audit committee, the audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following are filed with this report:
(1)	Financial Statements:

(2)	Financial Statements Schedule

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

PAPAYA GROWTH OPPORTUNITY CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Papaya Growth Opportunity Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Papaya Growth Opportunity Corp. I (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on December 19, 2025, then the Company will cease all operations except for the purpose of liquidating. In addition, the Company may not have sufficient working capital and may need to borrow additional funds from its Sponsor in order to fund its liquidity needs. Management has determined that liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 14, 2025

PAPAYA GROWTH OPPORTUNITY CORP. I

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS

CURRENT ASSETS
Cash	$5,576	$2,013
Prepaid expenses and other assets	133,199	43,677
Advance taxes paid	—	41,000
Interest income receivable	25,186	53,054
Total current assets	163,961	139,744
OTHER ASSETS
Cash held in Trust Account	8,038,974	24,976,375
TOTAL ASSETS	$8,202,935	$25,116,119

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$774,147	$480,958
Due to affiliate	348,000	174,000
Advances from related party	84,128	—
Note payable - Related party	4,000,000	2,624,070
State franchise tax payable	—	40,200
Excise tax liability	2,946,433	2,770,478
Income tax payable	39,035	—
Deferred underwriting fees payable	15,125,000	15,125,000
Total current liabilities	23,316,743	21,214,706
Total liabilities	23,316,743	21,214,706

COMMITMENTS AND CONTINGENCIES REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value; 710,529 and ; 2,303,207 shares at redemption value of $11.31 and $10.84 per share on December 31, 2024 and 2023 respectively	8,038,974	24,976,375

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 8,894,375 and 1,365,500 shares issued and outstanding excluding 710,529 and 2,303,207 shares subject to possible redemption at December 31, 2024 and 2023, respectively	890	137
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; 0 and 7,528,875 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	753
Additional paid-in capital	—	—
Accumulated deficit	(23,153,671)	(21,075,852)
Total stockholders’ deficit	(23,152,782)	(21,074,962)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$8,202,935	$25,116,119

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	ended
	December 31, 2024	December 31, 2023
OPERATING EXPENSES
General and administrative	$1,699,878	$1,907,007
Franchise tax	—	200,000
Total expenses	1,699,878	2,107,007

OTHER INCOME
Interest earned on Investment in Trust Account	453,653	5,608,405
Realized gain on investments held in Trust Account	—	479,857
Total other income	453,653	6,088,262

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,246,225)	3,981,255
Income tax expense	(163,035)	(2,095,980)
NET (LOSS) INCOME	$(1,409,260)	$1,885,275

Weighted-average shares outstanding of Class A common stock	8,841,418	13,886,929
Basic and diluted net (loss) income per share, Class A	$(0.09)	$0.73
Weighted-average shares outstanding of Class B common stock	946,252	7,528,875
Basic and diluted net (loss) income per share, Class B	$(0.14)	$0.09

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

	Common stock
	Class A		Class B
								Total
						Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount		in capital	deficit	deficit
Balance, January 31, 2023	1,365,500	$137	7,528,875		$753	$—	$(11,250,903)	$(11,250,013)
Accretion of Class A common stock to redemption value	—	—	—		—	—	(8,939,746)	(8,939,746)
Excise taxes on stock redemption	—	—	—		—	—	(2,770,478)	(2,770,478)
Net income	—	—	—		—	—	1,885,275	1,885,275
Balance, December 31, 2023	1,365,500	$137	7,528,875		$753	$—	$(21,075,852)	$(21,074,962)
Conversion from Class B to Class A common shares	7,528,875	753	(7,528,875)		(753)	—	—	—
Accretion of Class A common stock to redemption value	—	—	—		—	—	(492,605)	(492,605)
Excise taxes on stock redemption	—	—	—		—	—	(175,955)	(175,955)
Net loss	—	—	—		—	—	(1,409,260)	(1,409,260)
Balance, December 31, 2024	8,894,375	$890	―	$	―	$—	$(23,153,672)	$(23,152,782)

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,409,260)	$1,885,275
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(453,653)	(5,608,405)
Realized gain on investment held in Trust Account	—	(479,857)
Deferred taxes (benefit)	—	(555,020)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(89,522)	172,931
Due to affiliate	174,000	159,500
Advances from related party	84,128	—
Accounts payable and accrued expenses	293,190	257,318
Advance taxes paid	41,000	—
State income tax payable	39,035	(27,000)
State franchise tax payable	(40,200)	(160,600)
Net cash flows used in operating activities	(1,361,282)	(4,355,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	194,771	3,136,650
Cash deposited in Trust Account	(205,856)	(1,722,916)
Cash withdrawn from Trust Account in connection with Redemption	17,430,006	277,213,371
Net cash provided by investing activities	17,418,921	278,627,105

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common stock	(17,430,006)	(277,213,371)
Proceeds from notes payable - related party	1,375,930	2,624,070
Net cash used in financing activities	(16,054,076)	(274,589,301)

NET CHANGE IN CASH	3,563	(318,054)
CASH, BEGINNING OF PERIOD	2,013	320,067
CASH, END OF PERIOD	$5,576	$2,013
Supplemental disclosure of cash flow activities:
Income taxes paid	$83,000	$2,692,000
Supplemental disclosures of noncash financing activities:
Excise taxes on stock redemption	$175,955	$2,770,478
Accretion for Class A common stock to redemption value	$492,605	$8,939,746

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through December 31, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and sale of the Private Placement Units and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by December 19, 2025, subject to the terms of the underwriting agreement.

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

On February 16, 2024, the Company’s stockholders approved an amendment to the Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination up to eleven (11) times for an additional (1) month each time from February 19, 2024 to January 19, 2025 by depositing into the Company’s trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.0225 for each then outstanding share after giving effect to any redemptions. If a Business Combination is not consummated by January 19, 2025, in compliance with the requirements set forth in the Certificate of Incorporation for such an extension (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, whose redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On January 14, 2025, the Company held a special meeting in lieu of annual meeting of its stockholders. At the Special Meeting, the Company’s stockholders approved (i) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Charter”) to extend the date by which the Company has to consummate a business combination (the “Combination Period”) from January 19, 2025 to December 19, 2025 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the Company’s investment management trust agreement, dated January 13, 2022, with Continental Stock Transfer & Trust Company, as trustee (the “IMTA”), to allow the trustee to liquidate the trust account (as amended, the “Trust Account”) established in connection with the Company’s initial public offering (“IPO”) at such time as may be determined by the Company as set forth in the Charter Amendment (the “IMTA Amendment”).

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. During 2022, 180,000 shares of the Founder Shares granted on December 21, 2021 were terminated. On February 16, 2024, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor. All Founder Shares became Class A common stock and the stockholders retain the same rights after conversion.

On June 5, 2024, the Company received a notice from the Staff stating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) because it has not timely filed its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”) with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On July 3, 2024, the Company filed the Form 10-Q with the SEC and was notified by Nasdaq on July 30, 2024 that the matter is now closed.

On January 16, 2025, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market that the Company’s securities will be delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by January 13, 2025 (36 months from the effectiveness of its IPO registration statement) as required by IM-5101-2. Accordingly, trading in the Company’s Class A Common Stock, Units and Warrants was suspended at the opening of business on January 23, 2025 and a Form 25-NSE was filed by Nasdaq with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on the Nasdaq Stock Market. After delisting from Nasdaq, the Company’s Class A Common Stock, Units and Warrants began to be quoted on the Pink Open Market operated on The OTC Market systems (“OTC Market”) under the symbols “PPYA,” “PPYAU” and “PPYAW,” respectively.

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of December 31, 2024, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing. As of December 31, 2024, the Company had cash of $5,576 and a working capital deficit. As of December 31, 2024, $2.8 million has been drawn from the $2.8 million promissory note provided from the Sponsor on April 17, 2023 and $1,200,000 has been drawn from the $1.2 million promissory note provided from the Sponsor on February 16, 2024. See Note 5 for references to “Promissory Note” and “2024 Promissory Note”.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 19, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination during the specified period. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination by December 19, 2025, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination prior to December 19, 2025.

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

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such Excise Tax not paid in full will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

The Company did not repay the excise tax in full by December 31, 2024. As of December 31, 2024, the Company accrued approximately $64,000 interest and penalties in the accompanying statement of operations.

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

Cash

At December 31, 2024 and 2023, the Company had cash balances of $5,576 and $2,013, respectively, with no cash equivalents.

Cash Held in Trust Account

At December 31, 2024 and 2023, the Company had $8,038,974 and $24,976,375, respectively, held in the Trust Account in cash in primarily one financial institution.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 710,529 and 2,303,207 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

At December 31, 2024 and December 31, 2023, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less: Proceeds allocated to Public Warrants	(6,756,250)
Class A common stock issuance costs	(20,213,492)
Plus: Remeasurement of carrying value to redemption value	32,719,742
Plus: Accretion of common stock to redemption value	8,939,746
Less: Redemption of common stock	(277,213,371)
Class A common stock subject to possible redemption value as of December 31, 2023	24,976,375
Plus: Accretion of common stock to redemption value	492,605
Less: Redemption of common stock	(17,430,006)
Class A common stock subject to possible redemption value as of December 31, 2024	$8,038,974

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with Public Warrants are recognized net in equity. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $20,697,498, which were charged against additional paid-in capital upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Prior to December 11, 2023, funds in the Trust Account were held in U.S. government treasury obligations with a maturity of 90 days or in money market funds investing solely in U.S. treasury securities. At December 11, 2023, the Company liquidated the money market funds held in the Trust Account to hold all funds in the Trust account in cash in an interest bearing account until the earlier of consummation of the Company’s initial business combination or liquidation. At December 31, 2024 and 2023, the assets held in the Trust Account are held in cash (not investments held at fair value).

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate is 13.08% for the year ended December 31, 2024, and 0.00% for the year ended December 31,2023.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of a complex financial instrument, the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2024.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the Year Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income, including accretion of temporary equity	$(780,410)	$(136,244)	$10,162,239	$662,782

Denominator:
Weighted-average shares outstanding	8,841,418	946,252	13,886,929	7,528,875

Basic and diluted net (loss) income per share	$(0.09)	$(0.14)	$0.73	$0.09

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. During 2022, 180,000 shares of the Founder Shares granted on December 21, 2021 were terminated. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the years ended December 31, 2024 and 2023.

On February 16, 2024, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor. All Founder Shares became Class A common stock and the stockholders retain the same rights after conversion.

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. Management does not believe the adoption of ASU 2024-01 will have a material impact on the accompanying financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. At December 31, 2024, the Company adopted the standard.

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

Related-Party Loans

On October 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note became due upon the closing of the IPO. The Note was non interest bearing. As of December 31, 2021, the Note had an outstanding balance of $145,000. On January 19, 2022, the day the IPO was consummated, there was $145,000 outstanding on the loan, which was repaid fully on January 24, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, there were no Working Capital Loans outstanding.

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

The Sponsor (or one or more of its affiliates or third-party designees) made monthly payments of $320,583 from April 2023 to August 2023, $30,000 from September 2023 to January 2024, and $15,987 from February 2024 to September 2024 towards extension payments. As of December 31, 2024, the Company has borrowed $2.8 million under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to the Sponsor. Pursuant to the 2024 Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of December 31, 2024, the Company has borrowed $1,200,000 under the 2024 Promissory Note.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. For the year ended December 31, 2024 and 2023, $174,000 had been accrued as outstanding under this agreement, respectively, and $174,000 had been expensed under the arrangement.

The Company engages Burkland Associates, LLC (f/k/a FintechForce, Inc.), an entity affiliated with the former Chief Financial Officer, for consulting services, financial planning and analysis, and general professional services. From January to September 2024, the Company paid a monthly fee of $15,000. Beginning in October 2024, the fee was reduced to $10,000 per month. As of December 31, 2024, $15,000 had been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $165,143 had been expensed under the arrangement. As of December 31, 2023, $7,500 had been accrued and paid under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $173,730 had been expensed under the arrangement.

Advances from Related Party

For the year ended December 31, 2024, the Sponsor had advanced the Company $84,128 for working capital purposes, of which $0 was repaid during the year ended December 31, 2024. As of December 31, 2024 and 2023, the outstanding balance under the advances amounted to $84,128 and $0, respectively.

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

Note 7 — Stockholders’ Equity (Deficit)

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 8,894,375 and 1,365,500 shares of Class A common stock outstanding, excluding 710,529 and 2,303,207 shares of Class A common stock subject to redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2024, there were no shares of Class B common stock outstanding. As of December 31, 2023, there were 7,528,875 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Public Warrants — At December 31, 2024 and 2023, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of December 31, 2024 and 2023, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

Note 8 — Income Taxes

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware and California on an annual basis.

The total provision for benefit from income taxes is comprised of the following:

	December 31, 2024	December 31, 2023
Current expense -federal	$122,880	$1,800,000
Deferred expense (benefit) - federal	(313,187)	851,000
Current expense - State & local	40,155	—
Deferred expense (benefit) - State & local	(144,621)	(1,637,503)
Change in valuation allowance	457,808	1,082,483
Total income tax expense	$163,035	$2,095,980

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2024	December 31, 2023
Deferred tax assets:	—	—
Start-up costs	$1,540,291	$1,082,483
Net operating loss	—	—
Business Combination expenses	—	—
Total deferred tax assets	1,540,291	1,082,483
Deferred tax liability	—	—
Valuation allowance for deferred tax assets	(1,540,291)	(1,082,483)
Net deferred tax asset (liability)	$—	$—

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	6.98%	6.98%
Prior year trueup	(2.89)%	—
Penalties	(1.44)%	—
Valuation allowance	(36.74)%	(27.98)%
Effective income tax rate	(13.08)%	0.00%

Note 9 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Trust Account	$8,038,974	$24,976,375
Cash	$5,576	$2,013

	For the Year	For the Year
	Ended December 31,	Ended December 31,
	2024	2023
General and administrative expenses	$1,699,878	$1,907,007
Interest earned on the Trust Account	$453,653	$5,608,405

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. The significant segment expenses include insurance costs, legal fees, administrative fees, excise tax interest and penalties and miscellaneous expenses.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that, other than as set forth below, there were no material subsequent events that would require adjustment or disclosure.

On January 14, 2025, the Company held a special meeting in lieu of annual meeting of its stockholders. At the Special Meeting, the Company’s stockholders approved (i) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Charter”) to extend the date by which the Company has to consummate a business combination (the “Combination Period”) from January 19, 2025 to December 19, 2025 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the Company’s investment management trust agreement, dated January 13, 2022, with Continental Stock Transfer & Trust Company, as trustee (the “IMTA”), to allow the trustee to liquidate the trust account (as amended, the “Trust Account”) established in connection with the Company’s initial public offering (“IPO”) at such time as may be determined by the Company as set forth in the Charter Amendment (the “IMTA Amendment”).

In connection with the approval and implementation of the Charter Amendment, the holders of 620,479 shares of the Company’s Class A common stock issued in the IPO (“Public Shares”) exercised their right to redeem their shares for cash at a redemption price of approximately $11.34 per share, for an aggregate redemption amount of approximately $7.0 million. Following such redemptions, 90,050 Public Shares remain outstanding.

On January 16, 2025, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market that the Company’s securities will be delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by January 13, 2025 (36 months from the effectiveness of its IPO registration statement) as required by IM-5101-2. Accordingly, trading in the Company’s Class A Common Stock, Units and Warrants will be suspended at the opening of business on January 23, 2025 and a Form 25-NSE will be filed by Nasdaq with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on the Nasdaq Stock Market. After delisting from Nasdaq, the Company’s Class A Common Stock, Units and Warrants began to be quoted on the Pink Open Market operated on The OTC Market systems (“OTC Market”) under the symbols “PPYA,” “PPYAU” and “PPYAW,” respectively.

On March 19, 2025, the Board of Directors appointed Leonardo Fernandes as the Company’s chief financial officer, effective the same day. As compensation, Mr. Fernandes will receive a monthly fee of $10,000 from the Company.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (3)
3.1	Second Amended and Restated Certificate of Incorporation of the Company (3)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (6)
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (7)
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (8)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (3)
4.5	Description of Securities of the Registrant(4)
10.1	Letter Agreement, dated January 13, 2022, by and among the Company, its officers, its directors and Papaya Growth Opportunity I Sponsor, LLC (3)
10.2	Promissory Note, dated October 19, 2021, issued to Papaya Growth Opportunity I Sponsor, LLC (1)
10.3	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.4	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co. (3)
10.5	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division (3)
10.6	Investment Management Trust Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)
10.7	Registration Rights Agreement, dated January 13, 2022, by and among the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.8	Securities Subscription Agreement between the Registrant and Papaya Growth Opportunity I Sponsor, LLC (1)
10.9	Form of Indemnity Agreement (2)
10.10	Amendment to the Investment Management Trust Agreement (5)
10.11	Promissory Note (5)
10.12	Amendment to the Investment Management Trust Agreement (6)
10.13	Amendment to the Investment Management Trust Agreement (7)
10.14	Amendment to the Investment Management Trust Agreement (8)
14.1	Code of Ethics(4)
19	Insider Trading Policies and Procedures*
21.1	Subsidiaries of the Registrant*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Executive Incentive Clawback Policy (9)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 24, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 27, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 19, 2022.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on April 28, 2023.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 1, 2023.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 20, 2024.
(8)	Incorporated by reference to the Company’s Form 8 - K, filed with the SEC on January 17, 2025.
(9)	Incorporated by reference to the Company’s Form 10 - K, filed with the SEC on April 1, 2024.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2025

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name: Clay Whitehead
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Clay Whitehead	Director and Chief Executive Officer	April 14, 2025
Clay Whitehead	(Principal Executive Officer)

/s/ Leonardo Fernandes	Chief Financial Officer and Secretary	April 14, 2025
Leonardo Fernandes	(Principal Financial and Accounting Officer)

/s/ Alexander Spiro	President	April 14, 2025
Alexander Spiro

/s/ Timothy Schenk	Chairperson and Director	April 14, 2025
Timothy Schenk

/s/ Daniel Murillo	Director	April 14, 2025
Daniel Murillo

/s/ Neil Herceg	Director	April 14, 2025
Neil Herceg