Form 10-Q
period 2025-03-31
Papaya Growth Opportunity Corp. I
filed 2025-12-09
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(510) 214-3750
(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one Redeemable Warrant	PPYAU	Pink Open Market
Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	PPYA	Pink Open Market
Redeemable Warrants, each exercisable for one share of Class A common stock for $11.50 per share, included as part of the Units	PPYAW	Pink Open Market

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
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of December 8, 2025, there were 8,984,425 shares of Class A common stock, $0.0001 par value, and no shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2025
	(Unaudited)	December 31, 2024
ASSETS

CURRENT ASSETS
Cash	$6,252	$5,576
Prepaid expenses and other assets	177,366	133,199
Interest income receivable	3,096	25,186
Total current assets	186,714	163,961
OTHER ASSETS
Cash held in Trust Account	1,027,085	8,038,974
TOTAL ASSETS	$1,213,799	$8,202,935

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,338,651	$774,147
Due to affiliate	391,500	348,000
Advances from related party	409,337	84,128
Note payable-related party	4,000,000	4,000,000
Income tax payable	33,998	39,035
Excise tax liability	3,016,788	2,946,433
Deferred underwriting fee payable	15,125,000	15,125,000
Total current liabilities	24,315,274	23,316,743
Total liabilities	24,315,274	23,316,743
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value; 90,050 and 710,529 shares at redemption value of $11.40 and $11.31 per share on March 31, 2025 and December 31, 2024, respectively	1,027,085	8,038,974
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 8,894,375 and 8,894,375 shares issued and outstanding, excluding 90,050 and 710,529 shares subject to possible redemption at March 31, 2025 and December 31, 2024, respectively	890	890
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; no shares were issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(24,129,450)	(23,153,671)
Total stockholders’ deficit	(24,128,560)	(23,152,782)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$1,213,799	$8,202,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2025	2024
OPERATING EXPENSES
General and administrative	$896,700	$558,306
Franchise tax (benefit)	(2,150)	(11,589)
Total expenses	894,550	546,717

OTHER INCOME
Interest earned on cash held in Trust Account	18,512	196,744
Total other income	18,512	196,744

LOSS BEFORE PROVISION FOR INCOME TAXES	(876,038)	(349,973)
Income tax expense	(5,783)	(46,000)
NET LOSS	$(881,821)	$(395,973)

Weighted average shares outstanding of Class A common stock	1,076,857	6,534,181
Basic and diluted net income (loss) per share, Class A	$(0.80)	$0.00
Weighted average shares outstanding of Class B common stock	—	3,805,805
Basic and diluted net loss per share, Class B	$—	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common stock						Total
	Class A		Class B		Additional paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in capital	Deficit	Deficit
Balance, December 31, 2024	8,894,375	$890	—	$—	$—	$(23,153,672)	$(23,152,782)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(23,603)	(23,603)
Excise Taxes on stock redemption	—	—	—	—	—	(70,354)	(70,354)
Net loss	—	—	—	—	—	(881,821)	(881,821)
Balance, March 31, 2025	8,894,375	$890	$—	$—	$—	$(24,129,450)	$(24,128,560)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock						Total
	Class A		Class B		Additional paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in capital	Deficit	Deficit
Balance, December 31, 2023	1,365,500	$137	7,528,875	$753	$—	$(21,075,852)	$(21,074,962)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(281,479)	(281,479)
Excise Taxes on stock redemption	—	—	—	—	—	(174,300)	(174,300)
Conversion from Class B to Class A common shares	7,528,875	753	(7,528,875)	(753)	—	—	—
Net loss	—	—	—	—	—	(395,973)	(395,973)
Balance, March 31, 2024	8,894,375	$890	$—	$—	$—	$(21,927,604)	$(21,926,714)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(881,821)	$(395,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(18,512)	(196,744)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(44,167)	(109,014)
Advances from related party	325,209	—
Due to affiliate	43,500	43,500
Accounts payable and accrued expenses	564,504	346,389
Advance taxes paid	—	41,000
State income tax payable	(5,037)	5,000
State franchise tax payable	—	(11,589)
Net cash used in operating activities	(16,324)	(277,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	17,000	—
Cash deposited in Trust Account	—	(61,974)
Cash withdrawn from Trust Account in connection with redemption	7,035,492	17,430,007
Net cash provided by investing activities	7,052,492	17,368,033

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(7,035,492)	(17,430,007)
Proceeds from notes payable - related party	—	337,790
Net cash used in financing activities	(7,035,492)	(17,092,217)

NET CHANGE IN CASH	676	(1,615)
CASH, BEGINNING OF PERIOD	5,576	2,013
CASH, END OF PERIOD	$6,252	$398

Supplemental disclosure of cash flow activities:
Income taxes paid	$10,820	$—
Supplemental disclosures of noncash financing activities:
Excise taxes on stock redemption	$70,354	$174,300
Accretion for Class A common stock to redemption value	$23,603	$281,479

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

As of March 31, 2025, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through March 31, 2025, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and sale of the Private Placement Units and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by December 19, 2026, subject to the terms of the underwriting agreement (See note 9 on extension of date of business combination and forgiveness of underwriting commissions).

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

On February 16, 2024, the Company’s stockholders approved an amendment to the Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination up to eleven (11) times for an additional (1) month each time from February 19, 2024 to January 19, 2025 by depositing into the Company’s trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.0225 for each then outstanding share after giving effect to any redemptions. If a Business Combination is not consummated by January 19, 2025, in compliance with the requirements set forth in the Certificate of Incorporation for such an extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, whose redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On January 14, 2025, the Company held a special meeting in lieu of annual meeting of its stockholders. At the Special Meeting, the Company’s stockholders approved (i) an amendment (the “Charter Amendment”) to the Certificate of Incorporation to extend the date by which the Company has to consummate a business combination (the “Combination Period”) from January 19, 2025 to December 19, 2025 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the Company’s investment management trust agreement, dated January 13, 2022, with Continental Stock Transfer & Trust Company, as trustee (the “IMTA”), to allow the trustee to liquidate the trust account (as amended, the “Trust Account”) established in connection with the IPO at such time as may be determined by the Company as set forth in the Charter Amendment (the “IMTA Amendment”). There was no requirement for the Company to make any extension deposit during the period, and no amounts were contributed to the Trust Account.

On November 11, 2025, the Company’s stockholders approved (i) an amendment (the “November Charter Amendment”) to the Certificate of Incorporation to extend the date by which the Company has to consummate a business combination (the “Combination Period”) to December 19, 2026 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the IMTA to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the November Charter Amendment (the “November IMTA Amendment”). In accordance with Rule 14c-2 under the Exchange Act, the November Charter Amendment and the November IMTA Amendment will become effective December 15, 2025.

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

On January 16, 2025, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market that the Company’s securities were being delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by January 13, 2025 (36 months from the effectiveness of its IPO registration statement) as required by IM-5101-2. Accordingly, trading in the Company’s Class A Common Stock, Units and Warrants was suspended at the opening of business on January 23, 2025 and a Form 25-NSE was subsequently filed by Nasdaq with the SEC, which removed the Company’s securities from listing and registration on the Nasdaq Stock Market. After delisting from Nasdaq, the Company’s Class A Common Stock, Units and Warrants began to be quoted on the Pink Open Market operated on The OTC Market systems (“OTC Market”) under the symbols “PPYA,” “PPYAU” and “PPYAW,” respectively.

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of March 31, 2025, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing. As of March 31, 2025, the Company had cash of $6,252 and a working capital deficit. As of March 31, 2025, $2.8 million has been drawn from the $2.8 million promissory note provided from the Sponsor on April 17, 2023 and $1,200,000 has been drawn from the $1.2 million promissory note provided from the Sponsor on February 16, 2024. See Note 5 for references to “Promissory Note” and “2024 Promissory Note.”

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 19, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination during the specified period. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination by December 19, 2026, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination prior to December 19, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future periods.

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

The Company did not repay its outstanding excise tax obligations in full by March 31, 2025. During the period ended March 31, 2025, the Company accrued approximately $96,000 in interest and penalties in the accompanying condensed statement of operations. As of March 31, 2025, accrued interest and penalties amounted to approximately $160,000 and are included in accounts payable and accrued expenses. Additional interest and penalties incurred during the period April 1, 2025 through issuance totaled approximately $279,000.

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

Cash

At March 31, 2025 and December 31, 2024, the Company had cash balances of $6,252 and $5,576, respectively, with no cash equivalents.

Cash Held in Trust Account

At March 31, 2025 and December 31, 2024, the Company had $1,027,085 and $8,038,974, respectively, held in the Trust Account in cash in primarily one financial institution.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, 90,050 and 710,529 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

On January 14, 2025, the Company held a special meeting of stockholders in connection with which the holders of 620,479 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.34 per share, for an aggregate redemption amount of approximately $7,035,492. Following such redemptions, 90,050 Public Shares remain outstanding.

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

At March 31, 2025 and December 31, 2024, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption value as of December 31, 2023	$24,976,375
Plus: Accretion of common stock to redemption value	492,605
Less: Redemption of common stock	(17,430,006)
Class A common stock subject to possible redemption value as of December 31, 2024	$8,038,974
Plus: Accretion of common stock to redemption value	23,603
Less: Redemption of common stock	(7,035,492)
Class A common stock subject to possible redemption value as of March 31, 2025	$1,027,085

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with Public Warrants are recognized net in equity. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the IPO. Offering costs amounted to $20,697,498, which were charged against additional paid-in capital upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Prior to December 11, 2023, funds in the Trust Account were held in U.S. government treasury obligations with a maturity of 90 days or in money market funds investing solely in U.S. treasury securities. At December 11, 2023, the Company liquidated the money market funds held in the Trust Account to hold all funds in the Trust account in cash in an interest bearing account until the earlier of consummation of the Company’s initial business combination or liquidation. At March 31, 2025 and December 31, 2024, the assets held in the Trust Account are held in cash (not investments held at fair value).

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate is 0.66% for the three months ended March 31, 2025, and 13.14% for the three months ended March 31, 2024.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of a complex financial instrument, the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2025.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Common Stock

The Company historically had two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock.

	For the three months ended March 31,		For the three months ended March 31,
	2025		2024
	Class A Stock	Class B Stock	Class A Stock	Class B Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including accretion of temporary equity	$(858,218)	$—	$31,250	$(145,744)

Denominator:
Weighted-average shares outstanding	1,076,857	—	6,534,181	3,805,805

Basic and diluted net income (loss) per share	$(0.80)	$—	$0.00	$(0.04)

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. During 2022, 180,000 shares of the Founder Shares granted on December 21, 2021 were terminated. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three months ended March 31, 2025 and 2024.

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

Recent Accounting Pronouncements

In March 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. Management does not believe the adoption of ASU 2024-01 will have a material impact on the accompanying financial statements and disclosures.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

Issuance of unsecured Promissory Note – Related Party

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination (the “Maturity Date”). If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. The Sponsor (or one or more of its affiliates or third-party designees) made monthly payments of $320,583 from April 2023 to August 2023, $30,000 from September 2023 to January 2024, and $15,987 from February 2024 to December 2024 towards extension payments. As of March 31, 2025 and December 31, 2024, the Company has borrowed $2.8 million under the Promissory Note. In connection with the January 2025 special meeting, there was no requirement for the Company to make any extension deposit during the period, and no amounts were contributed to the Trust Account.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to the Sponsor. Pursuant to the 2024 Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of March 31, 2025 and December 31, 2024, the Company has borrowed $1,200,000 under the 2024 Promissory Note.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. For the three months ended March 31, 2025 and 2024, the Company incurred $43,500 and $43,500 in fees for these services, of which $43,500 and $43,500 are included in accrued expenses in the accompanying unaudited condensed balance sheets, respectively. As of March 31, 2025 and December 31, 2024, $391,500 and $348,000 had been accrued as due to affiliates in the accompanying unaudited condensed balance sheets.

The Company engaged Burkland Associates, LLC (f/k/a FintechForce, Inc.), an entity affiliated with the Company’s former Chief Financial Officer, for consulting services, financial planning and analysis, and general professional services. From January to September 2024, the Company paid a monthly fee of $15,000. Beginning in October 2024, the fee was reduced to $10,000 per month. On February 27, 2025, the Company amended the agreement with Burkland Associates, LLC, updating the fee term to an hourly basis. For the three months ended March 31, 2025 and 2024, the Company incurred $27,641 and $45,610 in fees for these services. As of March 31, 2025 and December 31, 2024, $6,796 and $15,000 had been accrued as outstanding under this agreement.

On March 17, 2025, the Company entered into an agreement with LGF CFO Services Inc., an entity affiliated with the Company’s current Chief Financial Officer, for consulting services, financial planning and analysis, and general professional services for a monthly fee of $10,000. For the three months ended March 31, 2025, the Company incurred $10,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying unaudited condensed balance sheets. As of March 31, 2025, there was $10,000 outstanding under this agreement.

Advances from Related Party

As of March 31, 2025, the Sponsor had advanced the Company $409,337 for working capital purposes, of which $0 was repaid during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the outstanding balance under the advances amounted to $409,337 and $84,128, respectively.

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

The underwriters were paid an underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate, upon the closing of the IPO. An additional $0.50 per unit, or $12,500,000, plus an additional $0.70 per Overallotment Unit or $2,625,000 (or $15,125,000 in the aggregate) is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement (See note 9 for forgiveness of underwriting commissions).

Note 7 — Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 8,894,375 and 8,894,375 shares of Class A common stock outstanding, excluding 90,050 and 710,529 shares of Class A common stock subject to redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were no shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Public Warrants — At March 31, 2025 and December 31, 2024, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of March 31, 2025 and December 31, 2024, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

Note 8 — Segment Information

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

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	As of March 31,	As of December 31,
	2025	2024
Trust Account	$1,027,085	$8,038,974
Cash	$6,252	$5,576

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2025	2024
General and administrative expenses	$896,700	$558,306
Interest earned on the Trust Account	$18,512	$196,744

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis. The significant segment expenses include insurance costs, legal fees, administrative fees, excise tax interest and penalties and miscellaneous expenses.

All other segment items included in net income or loss are reported on the condensed statement of operations and described within their respective disclosures.

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these condensed financial statements were issued and determined that, other than as set forth below, there were no material subsequent events that would require adjustment or disclosure. On April 21, 2025, the Company and Forbes & Manhattan Resources Inc., a company incorporated under the laws of the Province of Ontario, Canada (“F&M”), jointly issued a press release announcing the execution of a business combination agreement on April 21, 2025, by and among Papaya, F&M, and F&M Merger Sub 1 Inc., a Delaware corporation (the “Merger Sub”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things, the Company agreed to combine with the Merger Sub in a series of transactions (the “Merger”) that will result in the Company becoming a direct subsidiary of F&M (as such surviving corporation, the “Surviving Corporation”) (collectively, the “Business Combination”).

On April 21, 2025, Cantor Fitzgerald & Co. (“Cantor”) and Cohen & Company Capital Markets (“CCM”), underwriters of the Initial Public Offering, agreed to waive their entitlement to the deferred underwriting commissions of $15,125,000 owed or payable to Cantor and CCM pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”). In consideration of Cantor and CCM’s waivers for their entitlements to the payment of the deferred underwriting fee, Cantor and CCM agreed to sell their combined shares to Corbin TLP Fund II, L.P. (“Corbin”) for $1 per share at the close of the Company’s Business Combination.

On April 30, 2025, the Company timely filed its 2024 excise tax return; however, the Company did not repay its outstanding excise tax obligations of $174,300 in full by April 30, 2025. As a result, the Company incurred approximately $13,000 of interest and penalty from April 30, 2025 through the date of issuance.

On September 26, 2025, the Company, F&M, Merger Sub and 2744026 Alberta Ltd. (“Alberta”), a corporation incorporated under the laws of the Province of Alberta, entered into an amendment to the Business Combination Agreement, pursuant to which (i) F&M assigned to Alberta, and Alberta assumed, all of F&M’s rights and obligations under the Business Combination Agreement, (ii) Merger Sub will be replaced by a new subsidiary entity formed by Alberta in Delaware, (iii) the Outside Date (as defined in the Business Combination Agreement) is extended by one year to December 31, 2026, and (iv) certain other technical and conforming changes were made to reflect the new structure and parties. The material terms of the Business Combination otherwise remain unchanged.

As of the date of this filing, the previously announced business combination remains ongoing, and the Company continues to work toward completion of the transaction.

On November 11, 2025, the Company’s stockholders approved (i) an amendment (the “November Charter Amendment”) to the Certificate of Incorporation to extend the date by which the Company has to consummate a business combination (the “Combination Period”) to December 19, 2026 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the IMTA to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the November Charter Amendment (the “November IMTA Amendment”). In accordance with Rule 14c-2 under the Exchange Act, the November Charter Amendment and the November IMTA Amendment will become effective December 15, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K Report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On April 21, 2025, the Company and Forbes & Manhattan Resources Inc., a company incorporated under the laws of the Province of Ontario, Canada (“F&M”), jointly issued a press release announcing the execution of a business combination agreement on April 21, 2025, by and among Papaya, F&M, and F&M Merger Sub 1 Inc., a Delaware corporation (the “Merger Sub”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things, the Company agreed to combine with the Merger Sub in a series of transactions (the “Merger”) that will result in the Company becoming a direct subsidiary of F&M (as such surviving corporation, the “Surviving Corporation”) (collectively, the “Business Combination”).

On September 26, 2025, the Company, F&M, Merger Sub and 2744026 Alberta Ltd.(“Alberta”), a corporation incorporated under the laws of the Province of Alberta, entered into an amendment to the Business Combination Agreement, pursuant to which (i) F&M assigned to Alberta, and Alberta assumed, all of F&M’s rights and obligations under the Business Combination Agreement, (ii) Merger Sub will be replaced by a new subsidiary entity formed by Alberta in Delaware, (iii) the Outside Date (as defined in the Business Combination Agreement) is extended by one year to December 31, 2026, and (iv) certain other technical and conforming changes were made to reflect the new structure and parties. The material terms of the Business Combination otherwise remain unchanged.On November 11, 2025, the Company’s stockholders approved (i) an amendment (the “November Charter Amendment”) to the Certificate of Incorporation to extend the date by which the Company has to consummate a business combination (the “Combination Period”) to December 19, 2026 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the IMTA to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the November Charter Amendment (the “November IMTA Amendment”). In accordance with Rule 14c-2 under the Exchange Act, the November Charter Amendment and the November IMTA Amendment will become effective December 15, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2025, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income and cash held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $881,821, operating expenses of $894,550 driven by general and administrative expenses, interest on cash held in Trust Account of $18,512, and income tax expense of $5,783.

For the three months ended March 31, 2024, we had a net loss of $395,973, operating expenses of $546,717 driven by general and administrative expenses of $558,306, Delaware franchise benefit of $11,589, interest on cash held in Trust Account of $196,744, and income tax expense of $46,000.

Liquidity and Capital Resources

For the three months ended March 31, 2025, net cash used in operating activities was $16,324, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $7,052,492 and net cash used in financing activities was $7,035,492.

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

At March 31, 2025, we had cash of $6,252 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, stockholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the quarterly report.

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of March 31, 2025, the Company has borrowed $2,800,000 under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to our Sponsor. Pursuant to the 2024 Promissory Note, our Sponsor agreed to loan us up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of March 31, 2025, the Company has borrowed $1,200,000 under the 2024 Promissory Note.

As of March 31, 2025 and December 31, 2024, the Sponsor had advanced the Company $409,337 and $84,128, respectively, for working capital purposes, of which $0 was repaid during the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, the outstanding balance under the advances amounted to $409,337 and $0, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to deferred underwriting commissions of $15,125,000 in the aggregate, as described above. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 21, 2025, Cantor Fitzgerald & Co. (“Cantor”) and Cohen & Company Capital Markets (“CCM”), underwriters of the Initial Public Offering, agreed to waive their entitlement to the deferred underwriting commissions of $15,125,000 owed or payable to Cantor and CCM pursuant to the underwriting agreement.

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

Net Income (Loss) Per Share of Common Stock

We historically applied the two-class method in calculating earnings per share. Net loss per share of the redeemable shares, basic and diluted, is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable common shares outstanding since original issuance. Net loss per share of common shares, basic and diluted, for non-redeemable common shares is calculated by dividing the net loss, less income attributable to shares of redeemable common shares, by the weighted average number of shares of non-redeemable common shares outstanding for the periods presented.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the existence of a material weakness. Our internal controls did not detect an error in the review of proper recording of income tax.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

Material Weakness in Internal Controls

Management identified and assessed a material weakness in internal control over financial reporting. A material weakness represents a deficiency in internal controls that results in a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to misclassification of income tax payment. As a result, there is an increased risk that inaccuracies or misstatements in the recording of income taxes may not be detected in a timely manner or may not be prevented altogether.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 14, 2025. You should review those risk factors for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. If any of those risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

Cantor acted as the sole bookrunner for the IPO. The units sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261317), which was declared effective by the SEC on January 13, 2022.

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

Offering costs for the initial public offering amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which are held in the Trust Account), and $572,498 of other offering costs. The $15,125,000 of deferred underwriting fees payable is contingent upon the consummation of a business combination, subject to the terms of the underwriting agreement. On April 21, 2025, Cantor and CCM agreed to waive their entitlement to the deferred underwriting commissions of $15,125,000 owed or payable to Cantor and CCM pursuant to the underwriting agreement.

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

On April 12, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 18,885,901 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of approximately $196,390,058. On August 30, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 7,560,892 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.6897 per share, for an aggregate redemption amount of approximately $80,823,312. On February 16, 2024, The Company held a special meeting of stockholders in connection with the holders of 1,592,678 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.9438 per share, for an aggregate redemption amount of approximately $17,430,007. Following such redemptions, 710,529 Public Shares remained outstanding. On January 14, 2025, the Company held a special meeting of stockholders in connection with which the holders of 620,479 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.34 per share, for an aggregate redemption amount of approximately $7,035,492. Following such redemptions, 90,050 Public Shares remain outstanding. As of March 31, 2025, $1,027,085 remains in the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

2.1	Business Combination Agreement, dated April 21, 2025 by and among Forbes & Manhattan Resources Inc., Papaya Growth Opportunity Corp. I and F&M Merger Sub 1 Inc.(1)
2.2

Amendment No. 1 to Business Combination Agreement, dated September 26, 2025, by and among Papaya Growth Opportunity Corp. I, Forbes & Manhattan Resources Inc., F&M Merger Sub 1 Inc. and 2744026 Alberta Ltd.(2)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Previously filed as exhibit 2.1 to our Current Report on Form 8-K filed on April 25, 2025.
(2)	Previously filed as exhibit 2.1 to our Current Report on Form 8-K filed on October 2, 2025.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this December 8, 2025.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Leonardo Fernandes
Name:	Leonardo Fernandes
Title:	Chief Financial Officer
(Principal Financial Officer)