Form 10-Q
period 2025-06-30
Papaya Growth Opportunity Corp. I
filed 2026-06-22
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
☒ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of June 18, 2026, there were 8,922,597 shares of Class A common stock, $0.0001 par value, and no shares of Class B common stock, $0.0001 par value, issued and outstanding.

PAPAYA GROWTH OPPORTUNITY CORP. I

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PAPAYA GROWTH OPPORTUNITY CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$432	$5,576
Prepaid expenses and other assets	110,397	133,199
Interest income receivable	2,956	25,186
Total current assets	113,785	163,961
OTHER ASSETS
Cash held in Trust Account	1,013,381	8,038,974
TOTAL ASSETS	$1,127,166	$8,202,935

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,115,840	$774,147
Due to affiliate	435,000	348,000
Advances from related party	445,137	84,128
Note payable-related party	4,000,000	4,000,000
Income tax payable	7,140	39,035
Excise tax liability	3,016,788	2,946,433
Deferred underwriting fee payable	—	15,125,000
Total current liabilities	10,019,905	23,316,743
Total liabilities	10,019,905	23,316,743
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value; 90,050 and 710,529 shares at redemption value of $11.25 and $11.31 per share at June 30, 2025 and December 31, 2024, respectively	1,013,381	8,038,974
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 8,894,375 and 8,894,375 shares issued and outstanding, excluding 90,050 and 710,529 shares subject to possible redemption at June 30, 2025 and December 31, 2024, respectively	890	890
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	15,125,000	—
Accumulated deficit	(25,032,010)	(23,153,671)
Total stockholders’ deficit	(9,906,120)	(23,152,782)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$1,127,166	$8,202,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
OPERATING EXPENSES
General and administrative	$921,576	$235,394	$1,818,276	$793,700
Franchise tax (benefit)	1,600	30,240	(550)	18,651
Total expenses	923,176	265,634	1,817,726	812,351

OTHER INCOME
Interest earned on cash held in Trust Account	8,977	89,187	27,489	285,931
Total other income	8,977	89,187	27,489	285,931

LOSS BEFORE PROVISION FOR INCOME TAXES	(914,199)	(176,447)	(1,790,237)	(526,420)
Income tax expense	(2,064)	(28,795)	(7,847)	(74,795)
NET LOSS	$(916,263)	$(205,242)	$(1,798,084)	$(601,215)

Weighted average shares outstanding of Class A common stock	8,984,425	9,604,904	9,035,846	8,069,543
Basic and diluted net loss per share, Class A	$(0.10)	$(0.02)	$(0.20)	$(0.02)
Weighted average shares outstanding of Class B common stock	—	—	—	1,902,902
Basic and diluted net income (loss) per share, Class B	$—	$—	$—	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common stock						Total
	Class A		Class B		Additional paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in capital	Deficit	Deficit
Balance, December 31, 2024	8,894,375	$890	—	$—	$—	$(23,153,672)	$(23,152,782)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(23,603)	(23,603)
Excise Taxes on stock redemption	—	—	—	—	—	(70,354)	(70,354)
Net loss	—	—	—	—	—	(881,821)	(881,821)
Balance, March 31, 2025	8,894,375	890	—	—	—	(24,129,450)	(24,128,560)
Reduction of Class A common stock to redemption value	—	—	—	—	—	13,703	13,703
Reduction of underwriting fee payable	—	—	—	—	15,125,000	—	15,125,000
Net loss	—	—	—	—	—	(916,263)	(916,263)
Balance, June 30, 2025	8,894,375	$890	$—	$—	$15,125,000	$(25,032,010)	$(9,906,120)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock					Total
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, December 31, 2023	1,365,500	$137	7,528,875	$753	$(21,075,852)	$(21,074,962)
Accretion of Class A common stock to redemption value	—	—	—	—	(281,479)	(281,479)
Excise taxes on stock redemption	—	—	—	—	(174,300)	(174,300)
Conversion from Class B to Class A common shares	7,528,875	753	(7,528,875)	(753)	—	—
Net loss	—	—	—	—	(395,973)	(395,973)
Balance, March 31, 2024	8,894,375	890	—	—	(21,927,604)	(21,926,714)
Accretion of Class A common stock to redemption value	—	—	—	—	(26,723)	(26,723)
Net loss	—	—	—	—	(205,242)	(205,242)
Balance, June 30, 2024	8,894,375	$890	—	$—	$(22,159,569)	$(22,158,679)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,798,084)	$(601,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(27,489)	(285,931)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	22,802	(27,469)
Due to affiliate	87,000	87,000
Accounts payable and accrued expenses	1,341,693	44,128
Advance taxes paid	—	14,795
Advances from related party	361,009	—
State income tax payable	(31,895)	—
State franchise tax payable	—	(32,640)
Net cash used in operating activities	(44,964)	(801,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	39,820	111,291
Cash deposited in Trust Account	—	(109,935)
Cash withdrawn from Trust Account in connection with redemption	7,035,492	17,430,006
Net cash provided by investing activities	7,075,312	17,431,362

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(7,035,492)	(17,430,006)
Proceeds from notes payable - related party	—	805,290
Net cash used in financing activities	(7,035,492)	(16,624,716)

NET CHANGE IN CASH	(5,144)	5,313
CASH, BEGINNING OF PERIOD	5,576	2,013
CASH, END OF PERIOD	$432	$7,326

Supplemental disclosure of cash flow activities:
Income taxes paid	$39,742	$60,000
Supplemental disclosure of noncash financing activities:
Excise taxes on stock redemption	$70,354	$174,300
Reduction of deferred underwriting fee payable	$15,125,000	$—
Accretion for Class A common stock to redemption value	$9,900	$308,202

The accompanying notes are an integral part of these unaudited condensed financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

As of June 30, 2025, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through June 30, 2025, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and sale of the Private Placement Units and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which were held in the Trust Account), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable was contingent upon the consummation of a Business Combination by December 19, 2026, subject to the terms of the underwriting agreement. On April 21, 2025, Cantor and CCM agreed to waive their entitlement to the deferred underwriting commissions of $15,125,000 owed or payable to Cantor and CCM pursuant to the underwriting agreement. In consideration of Cantor and CCM’s waivers for their entitlements to the payment of the deferred underwriting fee, Cantor and CCM agreed to sell their combined shares to Corbin TLP Fund II, L.P. (“Corbin”) for $1 per share at the close of the Company’s Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the condensed balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Placement Shares (as defined in Note 4), Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

On December 7, 2023, the Company received a letter (the “Letter”) from the staff at The Nasdaq Global Market (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on Nasdaq. The staff at Nasdaq subsequently determined that the Company regained compliance, accordingly, the staff at Nasdaq indicated that the matter was closed. On June 5, 2024, the Company was notified that the Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on May 24, 2024.

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

On January 14, 2025, the Company held a special meeting in lieu of annual meeting of its stockholders. At the special meeting, the Company’s stockholders approved (i) an amendment (the “Charter Amendment”) to the Certificate of Incorporation to extend the date by which the Company has to consummate a business combination from January 19, 2025 to December 19, 2025 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the Company’s investment management trust agreement, dated January 13, 2022, with Continental Stock Transfer & Trust Company, as trustee (the “IMTA”), to allow the trustee to liquidate the Trust Account established in connection with the IPO at such time as may be determined by the Company as set forth in the Charter Amendment (the “IMTA Amendment”). There was no requirement for the Company to make any extension deposit during the period, and no amounts were contributed to the Trust Account.

On November 11, 2025, the Company’s stockholders approved (i) an amendment (the “November Charter Amendment”) to the Certificate of Incorporation to extend the date by which the Company has to consummate a business combination (the “Combination Period”) to December 19, 2026 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the IMTA to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the November Charter Amendment (the “November IMTA Amendment”). In accordance with Rule 14c-2 under the Exchange Act, the November Charter Amendment and the November IMTA Amendment became effective December 15, 2025. If a Business Combination is not consummated by December 19, 2026, in compliance with the requirements set forth in the Certificate of Incorporation for such an extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, whose redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On April 21, 2025, the Company and Forbes & Manhattan Resources Inc., a company incorporated under the laws of the Province of Ontario, Canada (“F&M”), entered into a business combination agreement by and among the Company, F&M, and F&M Merger Sub 1 Inc., a Delaware corporation (the “Merger Sub”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things, the Company agreed to combine with the Merger Sub in a series of transactions (the “Merger”) that will result in the Company becoming a direct subsidiary of F&M (such surviving corporation, the “Surviving Corporation”) (collectively, the “Business Combination”).

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

On June 5, 2024, the Company received a notice from the Staff stating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) because it had not timely filed its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”) with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On July 3, 2024, the Company filed the Form 10-Q with the SEC and was notified by Nasdaq on July 30, 2024 that the matter was now closed.

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

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of June 30, 2025, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this filing. As of June 30, 2025, the Company had cash of $432 and a working capital deficit of $9,906,120. As of June 30, 2025, $2.8 million has been drawn from the $2.8 million promissory note provided from the Sponsor on April 17, 2023 and $1,200,000 has been drawn from the $1.2 million promissory note provided from the Sponsor on February 16, 2024. See Note 5 for references to “Promissory Note” and “2024 Promissory Note.”

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future periods.

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

The Company did not repay its outstanding excise tax obligations in full by June 30, 2025. During the period ended June 30, 2025, the Company accrued approximately $191,000 in interest and penalties in the accompanying condensed statement of operations. As of June 30, 2025, accrued interest and penalties amounted to approximately $256,000 and are included in accounts payable and accrued expenses. Additional interest and penalties incurred during the period July 1, 2025 through issuance totaled approximately $155,000.

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

Cash

At June 30, 2025 and December 31, 2024, the Company had cash balances of $432 and $5,576, respectively, with no cash equivalents.

Cash Held in Trust Account

At June 30, 2025 and December 31, 2024, the Company had $1,013,381 and $8,038,974, respectively, held in the Trust Account in cash in primarily one financial institution.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 90,050 and 710,529 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

On January 14, 2025, the Company held a special meeting of stockholders in connection with which the holders of 620,479 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.34 per share, for an aggregate redemption amount of approximately $7,035,492. Following such redemptions, 90,050 Public Shares remained outstanding.

On December 15, 2025, in connection with the approval and implementation of the November Charter Amendment, the holders of 61,828 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.46 per share, for an aggregate redemption amount of approximately $0.7 million. Following such redemptions, 28,222 Public Shares remain outstanding.

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

At June 30, 2025 and December 31, 2024, the redeemable Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption value as of December 31, 2023	$24,976,375
Plus: Accretion of common stock to redemption value	492,605
Less: Redemption of common stock	(17,430,006)
Class A common stock subject to possible redemption value as of December 31, 2024	8,038,974
Plus: Accretion of common stock to redemption value	23,603
Less: Redemption of common stock	(7,035,492)
Class A common stock subject to possible redemption value as of March 31, 2025	1,027,085
Plus: Reduction of common stock to redemption value	(13,704)
Class A common stock subject to possible redemption value as of June 30, 2025	$1,013,381

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Prior to December 11, 2023, funds in the Trust Account were held in U.S. government treasury obligations with a maturity of 90 days or in money market funds investing solely in U.S. treasury securities. At December 11, 2023, the Company liquidated the money market funds held in the Trust Account to hold all funds in the Trust account in cash in an interest bearing account until the earlier of consummation of the Company’s initial business combination or liquidation. At June 30, 2025 and December 31, 2024, the assets held in the Trust Account are held in cash (not investments held at fair value).

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate is 0.23% and 0.44% for the three and six months ended June 30, 2025, and 16.32% and 14.21% for the three and six months ended June 30, 2024.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of a complex financial instrument, the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2025.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2025	2025
	Class A	Class A
Basic and diluted net loss per share:
Numerator:
Allocation of net loss, including accretion of temporary equity	$(929,966)	$(1,788,184)

Denominator:
Weighted-average shares outstanding	8,984,425	9,035,846

Basic and diluted net loss per share	$(0.10)	$(0.20)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss, including accretion of temporary equity	$(178,521)	$—	$(178,293)	$(114,722)

Denominator:
Weighted-average shares outstanding	9,604,904	—	8,069,543	1,902,902

Basic and diluted net loss per share	$(0.02)	$—	$(0.02)	$(0.06)

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. During 2022, 180,000 shares of the Founder Shares granted on December 21, 2021 were terminated. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three and six months ended June 30, 2025 and 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 in fiscal year 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements and disclosures.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

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

The Sponsor (or one or more of its affiliates or third-party designees) made monthly payments of $320,583 from April 2023 to August 2023, $30,000 from September 2023 to January 2024, and $15,987 from February 2024 to December 2024 towards extension payments. As of June 30, 2025 and December 31, 2024, the Company has borrowed $2.8 million under the Promissory Note. In connection with the January 2025 special meeting, there was no requirement for the Company to make any extension deposit during the period, and no amounts were contributed to the Trust Account.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to the Sponsor. Pursuant to the 2024 Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of June 30, 2025 and December 31, 2024, the Company has borrowed $1,200,000 under the 2024 Promissory Note.

Support Services

The Company pays the Sponsor a fee of up to $33,333 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. For the three and six months ended June 30, 2025, the Company incurred $43,500 and $87,000 in fees for these services, of which $43,500 and $87,000 are included in due to affiliate in the accompanying unaudited condensed balance sheets, respectively. For the three and six months ended June 30, 2024, the Company incurred $43,500 and $87,000 in fees for these services. As of June 30, 2025 and December 31, 2024, $435,000 and $348,000 had been accrued as due to affiliate in the accompanying unaudited condensed balance sheets.

The Company engaged Burkland Associates, LLC (f/k/a FintechForce, Inc.), an entity affiliated with the Company’s former Chief Financial Officer, for consulting services, financial planning and analysis, and general professional services. From January to September 2024, the Company paid a monthly fee of $15,000. Beginning in October 2024, the fee was reduced to $10,000 per month. On February 27, 2025, the Company amended the agreement with Burkland Associates, LLC, updating the fee term to an hourly basis. For the three and six months ended June 30, 2025, the Company incurred $9,053 and $36,694 in fees for these services, of which $9,053 and $15,849 are included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets, respectively. For the three and six months ended June 30, 2024, the Company incurred and paid $46,266 and $91,876 in fees for these services. As of June 30, 2025 and December 31, 2024, $201,837 and $165,143 had been accrued as accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets.

On March 17, 2025, the Company entered into an agreement with LGF CFO Services Inc., an entity affiliated with the Company’s current Chief Financial Officer, for consulting services, financial planning and analysis, and general professional services for a monthly fee of $10,000. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $40,000 in fees for these services, of which $20,000 is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets. As of June 30, 2025, there was $20,000 outstanding under this agreement.

Advances from Related Party

As of June 30, 2025, the Sponsor had advanced the Company $445,137 for working capital purposes, of which $0 was repaid during the three months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, the outstanding balance under the advances amounted to $445,137 and $84,128, respectively. During the three and six months ended June 30, 2025, the Sponsor advanced $35,800 and $361,009, respectively, to the Company for working capital purposes. No such advances were made during the three and six months ended June 30, 2024.

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

The underwriters were paid an underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate, upon the closing of the IPO. An additional $0.50 per unit, or $12,500,000, plus an additional $0.70 per Overallotment Unit or $2,625,000 (or $15,125,000 in the aggregate) was payable to the underwriters for deferred underwriting commissions. The deferred fee would become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On April 21, 2025, Cantor and CCM agreed to waive their entitlement to the deferred underwriting commissions of $15,125,000 owed or payable to Cantor and CCM pursuant to the underwriting agreement. In consideration of Cantor and CCM’s waivers for their entitlements to the payment of the deferred underwriting fee, Cantor and CCM agreed to sell their combined shares to Corbin TLP Fund II, L.P. (“Corbin”) for $1 per share at the close of the Company’s Business Combination. As a result, $15,125,000 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed financial statements.

Note 7 — Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 8,894,375 and 8,894,375 shares of Class A common stock outstanding, excluding 90,050 and 710,529 shares of Class A common stock subject to redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Public Warrants — At June 30, 2025 and December 31, 2024, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of June 30, 2025 and December 31, 2024, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

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

	As of June 30,	As of December 31,
	2025	2024
Trust Account	$1,013,381	$8,038,974
Cash	$432	$5,576

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2025	2025
General and administrative expenses	$921,576	$1,818,276
Interest earned on the Trust Account	$8,977	$27,489

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2024	2024
General and administrative expenses	$235,394	$793,700
Interest earned on the Trust Account	$89,187	$285,931

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis. The significant segment expenses include insurance costs, legal fees, administrative fees, and miscellaneous expenses.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

On November 11, 2025, the Company’s stockholders approved (i) an amendment (the “November Charter Amendment”) to the Certificate of Incorporation to extend the date by which the Company has to consummate a business combination (the “Combination Period”) to December 19, 2026 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the IMTA to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the November Charter Amendment (the “November IMTA Amendment”). In accordance with Rule 14c-2 under the Exchange Act, the November Charter Amendment and the November IMTA Amendment became effective December 15, 2025.

On December 15, 2025, in connection with the approval and implementation of the November Charter Amendment, the holders of 61,828 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.46 per share, for an aggregate redemption amount of approximately $0.7 million. Following such redemptions, 28,222 Public Shares remain outstanding.

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced its IPO prior to August 16, 2022 is not subject to excise tax on any redemptions as of June 30, 2025. Prior to the issuance of this guidance, the Company timely filed its 2024 excise tax return; however, the Company did not repay its outstanding excise tax obligations. As a result, the Company has incurred approximately $155,000 of interest and penalty from July 1, 2025 through November 24, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On April 21, 2025, the Company and Forbes & Manhattan Resources Inc., a company incorporated under the laws of the Province of Ontario, Canada (“F&M”), entered into a business combination agreement by and among the Company, F&M, and F&M Merger Sub 1 Inc., a Delaware corporation (the “Merger Sub”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things, the Company agreed to combine with the Merger Sub in a series of transactions (the “Merger”) that will result in the Company becoming a direct subsidiary of F&M (as such surviving corporation, the “Surviving Corporation”) (collectively, the “Business Combination”).

On September 26, 2025, the Company, F&M, Merger Sub and 2744026 Alberta Ltd.(“Alberta”), a corporation incorporated under the laws of the Province of Alberta, entered into an amendment to the Business Combination Agreement, pursuant to which (i) F&M assigned to Alberta, and Alberta assumed, all of F&M’s rights and obligations under the Business Combination Agreement, (ii) Merger Sub will be replaced by a new subsidiary entity formed by Alberta in Delaware, (iii) the Outside Date (as defined in the Business Combination Agreement) is extended by one year to December 31, 2026, and (iv) certain other technical and conforming changes were made to reflect the new structure and parties. The material terms of the Business Combination otherwise remain unchanged.On November 11, 2025, the Company’s stockholders approved (i) an amendment (the “November Charter Amendment”) to the Certificate of Incorporation to extend the date by which the Company has to consummate a business combination (the “Combination Period”) to December 19, 2026 (or such earlier date as determined by the Company’s Board of Directors); and (ii) an amendment to the IMTA to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the November Charter Amendment (the “November IMTA Amendment”). In accordance with Rule 14c-2 under the Exchange Act, the November Charter Amendment and the November IMTA Amendment became effective December 15, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2025, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income and cash held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $916,263, operating expenses of $923,176 driven by general and administrative expenses and income tax expense of $2,064, offset by interest on cash held in Trust Account of $8,977.

For the six months ended June 30, 2025, we had a net loss of $1,798,084, operating expenses of $1,817,726 driven by general and administrative expenses and income tax expense of $7,847, offset by interest on cash held in Trust Account of $27,489.

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

Liquidity and Capital Resources

For the six months ended June 30, 2025, net cash used in operating activities was $44,964, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $7,075,312 and net cash used in financing activities was $7,035,492.

For the six months ended June 30, 2024, net cash used in operating activities was $801,332, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $17,431,362 and net cash used in financing activities was $16,624,716.

We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. We may withdraw interest income to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2025, we had cash of $432 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of June 30, 2025, the Company has borrowed $2,800,000 under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to our Sponsor. Pursuant to the 2024 Promissory Note, our Sponsor agreed to loan us up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of June 30, 2025, the Company has borrowed $1,200,000 under the 2024 Promissory Note.

As of June 30, 2025, the Sponsor had advanced the Company $445,137 for working capital purposes, of which $0 was repaid during the three months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, the outstanding balance under the advances amounted to $445,137 and $84,128, respectively. During the three and six months ended June 30, 2025, the Sponsor advanced $35,800 and $361,009, respectively, to the Company for working capital purposes. No such advances were made during the three and six months ended June 30, 2024.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter was entitled to deferred underwriting commissions of $15,125,000 in the aggregate, as described above. The deferred fee would become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 21, 2025, Cantor and CCM agreed to waive their entitlement to the deferred underwriting commissions of $15,125,000 owed or payable to Cantor and CCM pursuant to the underwriting agreement.

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

Additionally, we benefit from relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Net Loss Per Share of Common Stock

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 in fiscal year 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the existence of a material weakness. Our internal controls did not detect an error in the review of proper recording of income tax.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 15, 2025. You should review those risk factors for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. If any of those risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

Offering costs for the initial public offering amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which were held in the Trust Account), and $572,498 of other offering costs. The $15,125,000 of deferred underwriting fees payable was contingent upon the consummation of a business combination, subject to the terms of the underwriting agreement. On April 21, 2025, Cantor and CCM agreed to waive their entitlement to the deferred underwriting commissions of $15,125,000 owed or payable to Cantor and CCM pursuant to the underwriting agreement.

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

On April 12, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 18,885,901 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.3988 per share, for an aggregate redemption amount of approximately $196,390,058. On August 30, 2023, the Company held a special meeting of its stockholders in connection with which the holders of 7,560,892 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.6897 per share, for an aggregate redemption amount of approximately $80,823,312. On February 16, 2024, The Company held a special meeting of stockholders in connection with the holders of 1,592,678 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.9438 per share, for an aggregate redemption amount of approximately $17,430,007. On January 14, 2025, the Company held a special meeting of stockholders in connection with which the holders of 620,479 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.34 per share, for an aggregate redemption amount of approximately $7,035,492. In connection with the approval and implementation of the November Charter Amendment, the holders of 61,828 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.46 per share, for an aggregate redemption amount of approximately $0.7 million. Following such redemptions, 28,222 Public Shares remain outstanding. As of June 30, 2025, $1,013,381 remains in the Trust Account.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this June 18, 2026.

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name:	Clay Whitehead
Title:	Chief Executive Officer

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Leonardo Fernandes
Name:	Leonardo Fernandes
Title:	Chief Financial Officer
(Principal Financial Officer)