Form 10-K
period 2025-12-31
Papaya Growth Opportunity Corp. I
filed 2026-11-09
CIK 1894057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Auditor Firm ID: 206 | Auditor Name: MaloneBailey, LLP | Auditor Location: Houston, TX

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $1.0 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of November 9, 2026, there were 8,922,597 shares of Class A common stock, $0.0001 par value, and no shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Unless otherwise stated in this Report, references to:

●	“Cantor” or the “representative” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;
●	“CCM” are to J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division, whom we engaged to provide consulting and advisory services in connection with our initial public offering;
●	“Citrin” are to Citrin Cooperman & Company, LLP, our former independent registered public accounting firm;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 19, 2022;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“Malone” are to MaloneBailey, LLP, our independent registered public accounting firm;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to The Nasdaq Global Market;
●	“private placement shares” are to the Class A common stock included within the private placement units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering;
●	“private placement units” are to the units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering, each private placement unit consisting of one private placement share and one-half of one private placement warrant;
●	“private placement warrants” are to the non-redeemable warrants to purchase shares of the Class A common stock included within the private placement units issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“Registration Statement” are to the Company’s Form S-1 filed with the SEC on November 24, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“sponsor” are to Papaya Growth Opportunity I Sponsor, LLC, a Delaware limited liability company controlled by Clay Whitehead, our Chief Executive Officer;

●	“trust account” are to the trust account in which the proceeds from the initial public offering (after operating expenses) and the sale of the private placement units were initially placed following the consummation of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees and any warrants issued upon conversion of working capital loans; and
●	“we,” “us,” “Company” or “our company” are to Papaya Growth Opportunity Corp. I, a Delaware corporation.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	our initial stockholders exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;
●	if we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote their founder shares and private placement shares in favor of such initial business combination, regardless of how our public stockholders vote;
●	our securities are no longer listed on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss;
●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management; and
●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, and the status of debt and equity markets.

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

Simultaneously with the closing of the initial public offering (the “IPO”), we completed the private sale of an aggregate of 1,365,500 private placement units (1,115,500 private placement units to our sponsor, 212,500 private placement units to Cantor and 37,500 private placement units to CCM) at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $13,655,000.

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

On August 30, 2023, we held a special meeting of stockholders (the “August Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination up to four (4) times for an additional (1) month each time from October 19, 2023 to February 19, 2024 (which is 25 months from the closing of the IPO) by depositing into the trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions. In connection with the August Special Meeting, the holders of 7,560,892 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.68965 per share, for an aggregate redemption amount of approximately $80,823,313. Following such redemptions, 2,303,207 public shares remained outstanding.

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

In connection with the Sponsor Transaction in December 2023, the Acquirer agreed to assume certain costs and liabilities of the Company, including costs associated with extending the Company’s term and ongoing operating costs. This undertaking is an arrangement between the Acquirer and the Sponsor and does not relieve the Company of its obligations to third parties. Accordingly, the Company continues to recognize its expenses and liabilities as incurred. Amounts paid on the Company’s behalf by the Sponsor or the Acquirer that are expected to be repaid are recorded as due to affiliate.

As of December 31, 2025, the Company had $11,130 of cash held outside the Trust Account and a working capital deficit of $7,070,838. If the Company does not complete a Business Combination by December 19, 2026, it must cease operations and liquidate, unless the deadline is extended with shareholder approval. Management intends to seek shareholder approval to extend the Combination Period for an additional 12 months and expects the Acquirer to continue funding the Sponsor, which may advance funds to the Company. The extension is not approved, and there is no assurance that it will be approved or that funding will be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 14, 2025, we held a special meeting in lieu of annual meeting of stockholders (the “2025 Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination from January 19, 2025 to December 19, 2025 (or such earlier date as determined by our Board of Directors). In connection with the 2025 Special Meeting, the holders of 620,479 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.34 per share, for an aggregate redemption amount of approximately $7.0 million. Following such redemptions, 90,050 public shares remained outstanding.

On January 16, 2025, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market that the Company’s securities were being delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by January 13, 2025 (36 months from the effectiveness of its IPO registration statement) as required by IM-5101-2. Accordingly, trading in the Company’s common stock, units and warrants was suspended at the opening of business on January 23, 2025 and a Form 25-NSE was subsequently filed by Nasdaq with the SEC, which removed the Company’s securities from listing and registration on the Nasdaq Stock Market. After delisting from Nasdaq, the Company’s common stock, units and warrants began to be quoted on the Pink Open Market operated on The OTC Market systems (“OTC Market”) under the symbols “PPYA,” “PPYAU” and “PPYAW,” respectively.

On November 11, 2025, our stockholders approved (i) an amendment (the “November Charter Amendment”) to our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination (the “Combination Period”) to December 19, 2026 (or such earlier date as determined by our Board of Directors); and (ii) an amendment to the Investment Management Trust Agreement dated January 13, 2022 (as amended, the “IMTA”) to allow the trustee to liquidate the trust account at such time as may be determined by us as set forth in the November Charter Amendment (the “November IMTA Amendment”). In accordance with Rule 14c-2 under the Exchange Act, the November Charter Amendment and the November IMTA Amendment became effective December 15, 2025. In connection with the approval and implementation of the November Charter Amendment, the holders of 61,828 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.46 per share, for an aggregate redemption amount of approximately $0.7 million. Following such redemptions, 28,222 public shares remain outstanding.

As of September 30, 2026, a total of approximately $308,000 remains in the trust account.

Business Combination Agreement

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

On June 12, 2026, the Company received a Notice of Termination of the Business Combination Agreement from Alberta, purporting to terminate the Business Combination Agreement pursuant to Section 9.1(f)(i) thereof on the basis of certain alleged breaches by the Company. The Company has advised Alberta that it disputes any purported termination of the Business Combination Agreement by Alberta.

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

Initial Business Combination

We have until December 19, 2026 to consummate an initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the warrants will expire and be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account (if any)) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Even though our common stock is not currently listed on Nasdaq, we intend to comply with applicable Nasdaq rules in connection with any initial business combination.

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

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay up to $33,333 per month until December 19, 2026, for office space, utilities, secretarial and administrative support. Through December 31, 2024, these services were provided by Launchpad Capital, an affiliate of our sponsor. Effective January 1, 2025, our management assumed responsibility for providing these services under a new administrative services arrangement at the same cost. As of December 31, 2025 and 2024, $521,038 and $348,000, respectively, in fees for these services had been accrued and remained unpaid. Further, we agreed to pay Burkland Associates, LLC (f/k/a/ FintechForce, Inc.), an entity affiliated with our former Chief Financial Officer, from January 2024 through September 2024, a fee of $15,000 per month for financial planning and analysis and general professional services and from October 2024 through February 2025, a fee of $10,000 per month. On February 27, 2025, the Company amended the agreement with Burkland Associates, LLC, updating the fee term to an hourly basis. We have also agreed to pay LGF CFO Services Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month starting in March 2025. Some of our officers and directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until December 19, 2026.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until December 19, 2026, to complete our initial business combination. If we are unable to complete our initial business combination by December 19, 2026, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 19, 2026.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by December 19, 2026. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by December 19, 2026.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2026, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) we are not subject to the SEC’s “penny stock” rules. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the “penny stock” rules, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Although we seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our independent registered public accounting firm and the underwriters of the initial public offering have not executed agreements with us waiving such claims to the monies held in the trust account.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 19, 2026, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 19, 2026, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by December 19, 2026, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following December 19, 2026 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2026, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by December 19, 2026, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by December 19, 2026. We may not be able to complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. Our initial stockholders own shares representing 96.9% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination ensures that we will receive the requisite stockholder approval for such initial business combination.

Concentration of ownership in our sponsor may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.

Our sponsor owns approximately 96.9% of our outstanding shares of common stock (including the shares underlying the private placement units). As a result, our sponsor has substantial control over us and is able to exercise significant influence over all matters requiring stockholder approval. This concentration of influence could be disadvantageous to other stockholders with interests different from those of our sponsor. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by December 19, 2026. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in the Middle East, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and the conflict in the Middle East and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2026, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by December 19, 2026, subject to applicable law and as further described herein. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

As of December 31, 2025, only approximately $11,130 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Our independent registered public accounting firm and the underwriters of the initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 19, 2026, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following December 19, 2026 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 19, 2026, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own approximately 96.9% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2026, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

In order to effectuate an initial business combination, blank check companies have amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. To the extent we seek to amend our organizational documents in a way that would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our initial stockholders own shares representing approximately 96.9% of our issued and outstanding shares of common stock. Accordingly, they exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Past performance by members of our management team or any of their respective affiliates may not be indicative of future performance of an investment in the Company.

Past performance by members of our management team or any of their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Mr. Whitehead has experience as a sponsor of, and investor in, blank check companies or special purpose acquisition companies. You should not rely on the historical record of our management team’s or our advisors’ or their respective affiliates’

performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and transactions that were not successful.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers, could have a detrimental effect on us.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in (i) interest-bearing bank demand deposit accounts, (ii) uninvested, (iii) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or (iv) money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2026, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by December 19, 2026, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 110,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 101,077,403 and 20,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants. There are no shares of Class B common stock or preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote with common stockholders on matters related to our pre-initial business combination activity. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 19, 2026, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

The private placement units are identical to the public units except that, (i) they are not redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis. The private placement units and the private placement warrants will not be fungible with the public units and the public warrants, and, once registered, will trade separately.

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

We offered our units at an offering price of $10.00 per unit in our initial public offering, implying an initial value of $10.00 per public share. On October 19, 2021, our sponsor paid $25,000 to cover certain of our formation and operating expenses in consideration for 7,452,500 founder shares. On November 19, 2021, we effected a 1.0102482:1.0000000 split of our common stock, such that our sponsor owned 7,528,875 founder shares prior to the Class B Conversion. Our sponsor paid an aggregate original purchase price of $25,000, or approximately $0.003 per share, for the founder shares. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.20 per share.

Our sponsor, Cantor and CCM invested in us an aggregate of $13,680,000 comprised of the $25,000 purchase price for the founder shares and the $13,655,000 purchase price for the 1,365,500 private placement units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,894,375 shares owned by our sponsor, Cantor, CCM and our officers and directors (including 7,528,875 former founder shares and 1,365,500 private placement shares underlying the private placement units) would have an aggregate implied value of $88,943,750. Even if the trading price of our common stock was as low as approximately $1.54 per share, and the private placement warrants were worthless, the value of the shares owned by the sponsor and our officers and directors would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

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

At December 31, 2025, we had $11,130 of cash held outside the Trust Account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Changes in international trade policies and tariffs affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-combination company.

There have recently been significant changes and proposed changes in recent years to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the United States has implemented a range of new tariffs and has indicated an intention to implement or to consider implementing other new tariffs, or to increase or to consider increasing existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing and may in the future impose new or increased tariffs on certain exports from the United States. There is currently uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by these international matters may not provide the same sort of guidance as to the future performance of such companies as that historical financial performance might in a more stable economic environment. The business prospects of a particular target for a business combination could change after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement at that time. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs and threatened tariffs and other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete a business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of available target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete a business combination with such a target, the post-business combination company’s operations and financial results might suffer, which may adversely impact the market value of the securities of the post-business combination company.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

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

Item 2.    Properties

Our executive offices are located at 3500 South Dupont Highway, Suite HX-102, Dover, DE 19901 and our telephone number is (510) 214-3750. Our executive offices are provided to us by our management. The cost of our use of this space is included in the amount per month we pay to our management for office space, utilities, secretarial and administrative support. We consider our current office space adequate for our current operations.

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

(b) Holders

On November 9, 2026, there were four (4) holders of record of our units, two (2) holders of record of our shares of Class A common stock and one (1) holder of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 1,365,500 private placement units (1,115,500 private placement units to our sponsor, 212,500 private placement units to Cantor and 37,500 private placement units to CCM) at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $13,655,000, pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information about our common stock repurchases made during the fourth quarter of the fiscal year covered by this Report in accordance with our amended and restated certificate of incorporation:

Total number of
			shares purchased as	Maximum number of
			part of publicly	shares that may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Period	shares purchased	per share	programs	plans or programs(1)
October 1, 2025 – October 31, 2025	—	—	—	—
November 3, 2025 – November 28, 2025	—	—	—	—
December 1, 2025 – December 31, 2025	61,828	$11.46	—	—

(1)As of the date of this Report, 28,222 Public Shares remain outstanding that are optionally redeemable by their holders.

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

A total of $293,250,000, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. On April 12, 2023, we held a special meeting of stockholders in connection with which the holders of 18,885,901 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $196,390,058. On August 30, 2023, we held a special meeting of stockholders in connection with which the holders of 7,560,892 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.69 per share, for an aggregate redemption amount of approximately $80,823,313. On February 16, 2024, we held a special meeting of stockholders (the “February Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination up to eleven (11) times for an additional (1) month each time from February 19, 2024 to January 19, 2025 (which is 36 months from the closing of the IPO) by depositing into the trust account for each one-month extension the lesser of (a) $30,000 and (b) $0.0225 for each then outstanding share after giving effect to any redemptions. In connection with the February Special Meeting, the holders of 1,592,678 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $17,430,006. On January 14, 2025, we held a special meeting in lieu of annual meeting of stockholders (the “2025 Special Meeting”) at which our stockholders approved a further amendment to our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination from January 19, 2025 to December 19, 2025 (or such earlier date as determined by our Board of Directors). In connection with the 2025 Special Meeting, the holders of 620,479 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.34 per share, for an aggregate redemption amount of approximately $7.0 million. In connection with the approval and implementation of the November Charter Amendment, the holders of 61,828 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.46 per share, for an aggregate redemption amount of approximately $0.7 million. Following such redemptions, 28,222 Public Shares remain outstanding. As of September 30, 2026, a total of approximately $308,000 remains in the trust account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2025, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $1,960,482, primarily due to operating expenses of $2,054,756 driven by general and administrative expenses, franchise tax of $1,850 and income tax expense of $11,694, partially offset by reversal of interest and penalties on excise tax liability of $64,177 and interest on cash held in Trust Account of $43,641.

For the year ended December 31, 2024, we had a net loss of $1,409,260 primarily due to operating expenses of $1,699,878 driven by general and administrative expenses and income tax expense of $163,035, partially offset by interest on investments held in Trust Account of $453,653.

Liquidity and Capital Resources

For the year ended December 31, 2025, net cash used in operating activities was $686,408, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $7,783,908 and net cash used in financing activities was $7,091,946.

For the year ended December 31, 2024, net cash used in operating activities was $1,445,410, mainly on account of the payment of operating expenses incurred to operate the business. Cash provided by investing activities was $17,418,921 and net cash used in financing activities was $15,969,948.

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

At December 31, 2025, we had cash of $11,130 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, stockholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of this Report.

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination (the “Maturity Date”). If the Company does not consummate a business combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. Management evaluated the share-settlement feature of the Promissory Note and concluded that no separate accounting adjustment is required. As of December 31, 2025, the Company had borrowed $2,800,000 under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to our Sponsor. Pursuant to the 2024 Promissory Note, our Sponsor agreed to loan us up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of December 31, 2025, the Company had borrowed $1,200,000 under the 2024 Promissory Note.

As of December 31, 2025 and 2024, the Sponsor had advanced the Company $769,748 and $84,128, respectively, for working capital purposes. The advances are unsecured and non-interest bearing. The advances are subject to the terms and conditions agreed upon by the Company and the Sponsor. During the year ended December 31, 2025, the Sponsor advanced an additional $685,620 to the Company for working capital purposes.

Related Party Transactions

Founder Shares

The information set forth in Note 5 of the Notes to the Financial Statements in Part II, Item 8 is hereby incorporated by reference herein.

Related Party Loans

The information set forth in Note 5 of the Notes to the Financial Statements in Part II, Item 8 is hereby incorporated by reference herein.

Support Services

The information set forth in Note 5 of the Notes to the Financial Statements in Part II, Item 8 is hereby incorporated by reference herein.

Registration Rights

The information set forth in Note 6 of the Notes to the Financial Statements in Part II, Item 8 is hereby incorporated by reference herein.

Underwriting Agreement

The information set forth in Note 6 of the Notes to the Financial Statements in Part II, Item 8 is hereby incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Historically, we had two classes of shares, referred to as Class A common stock and Class B common stock. Income and losses are allocated pro rata between the two classes of shares. Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the respective period.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 in fiscal year 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the accompanying financial statements and disclosures.

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

Item 8.    Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-20 following Item 16, which comprise a portion of this Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective, due to material weaknesses in our internal control related to (i) inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for account, IT and financial reporting and record keeping and (ii) the misclassification of income tax payments, as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Clay Whitehead	46	Chief Executive Officer and Director
Leonardo Fernandes	41	Chief Financial Officer and Secretary
Alexander Spiro[2]	43	President
Timothy Schenk	47	Chairperson and Director
Daniel Murillo	45	Director
Neil Herceg	45	Director

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

Leonardo Fernandes, Chief Financial Officer and Secretary

Mr. Fernandes joined us as Chief Financial Officer in March 2025. Prior to joining the Company, Mr. Fernandes provided capital markets advisory services as an external consultant with LGF CFO Services. Previously, he had been serving as the Chief Financial Officer of Spectaire Holdings Inc. from October 2023 until May 2024 and as Chief Financial Officer of Legacy Spectaire since January 2023. Prior to joining Legacy Spectaire, Mr. Fernandes served as Chief Operating Officer of Lorem LLC, which he co-founded, from March 2021 through January 2023. From September 2020 to March 2021, Mr. Fernandes served as Chief Operating Officer of Pronto Housing, Inc., which he co-founded. Mr. Fernandes served as Chief of Staff at Megalith Capital Management LLC from January 2018 through August 2019. Prior to joining Megalith Capital Management LLC, Mr. Fernandes served as Partner — Head of Cross-Border Investments at RBR Asset Management from 2016 through January 2018. Prior to 2016, Mr. Fernandes served as an associate at Equity International LLC and worked at BR Properties S.A., one of Brazil’s largest commercial real estate investment companies, as a financial analyst and an investor relations manager. Mr. Fernandes has a B.A. in economics and a B.A. in business administration and management from Michigan State University and an MBA from Northwestern University — Kellogg School of Management.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2025.

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

Notwithstanding the foregoing, other than (i) the payment to our management of up to $33,333 per month, until December 19, 2026, for office space, utilities, secretarial and administrative support, (ii) the payment to Burkland Associates, LLC (f/k/a FintechForce, Inc.), an entity affiliated with our former Chief Financial Officer, for consulting services, financial planning and analysis, and general professional services ($15,000 per month from January to September 2024 and $10,000 per month from October 2024 to February 2025), and (iii) the payment to LGF CFO Services Inc., an entity affiliated with our Chief Financial Officer, of a fee of $10,000 per month starting in March 2025, no compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Since January 13, 2022, except as otherwise indicated, we have paid and/or will continue to pay: (i) effective January 1, 2025 our management a total of up to $33,333 per month for office space, utilities, secretarial and administrative support (prior to such date these services were provided by Launchpad Capital, an affiliate of the Sponsor), (ii) LGF CFO Services Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month starting in March 2025, and (iii) Burkland Associates, LLC (f/k/a FintechForce, Inc.), an entity affiliated with our former Chief Financial Officer, a monthly fee for financial planning and analysis and general professional services ($15,000 per month through September 30, 2024 and $10,000 per month from October 2024 to February 2025). Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

None of our executive officers or directors have received any cash (or non-cash) compensation for services rendered to us as executive officers or directors, as applicable. We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, advisors or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,922,597 shares of our common stock, consisting of (i) 28,222 shares of our Class A common stock included in the public units, (ii) 7,528,875 shares of our Class A common stock issued pursuant to the Class B Conversion and (iii) 1,365,500 shares of our Class A common stock included in the placement units, issued and outstanding as of September 30, 2026.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these private placement warrants are not exercisable within 60 days of the date of this Report.

Class A Common Stock
Number of
	Shares	Approximate
	Beneficially	Percentage
Name and Address of Beneficial Owner(1)	Owned	of Class
Papaya Growth Opportunity I Sponsor, LLC	8,644,375	96.9%
Clay Whitehead(2)	8,644,375	96.9%
Leonardo Fernandes	—	—
Alexander Spiro	—	—
Timothy Schenk	—	—
Daniel Murillo	—	—
Neil Herceg	—	—
All executive officers and directors as a group (six individuals)	8,644,375	96.9%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Papaya Growth Opportunity Corp. I, 3500 South Dupont Highway, Suite HX-102, Dover, DE 19901.
(2)	Our sponsor is the record holder of such shares. Clay Whitehead is the managing member of our sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Mr. Whitehead disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 19, 2021, our sponsor paid $25,000 to cover certain of our formation and operating expenses in consideration for 7,452,500 founder shares. On November 19, 2021 we effected a 1.0102482:1.0000000 split of our common stock, such that our sponsor owned 7,528,875 founder shares prior to the Class B Conversion. Our sponsor paid an original purchase price of approximately $0.003 per share for the founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20.0% of the outstanding shares upon the completion of our initial public offering (excluding any shares underlying the private placement units). The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

In connection with the Sponsor Transaction, the Acquirer agreed to assume all liabilities and expenses of the Company, including (i) the costs and expenses associated with extending the term of the Company until December 19, 2026, including payments into the trust account not to exceed $30,000 per month without consent, (ii) the normal course costs and expenses for a special purpose acquisition company like the Company, including D&O insurance premiums, and (iii) the expected excise taxes arising from the redemption of our public shares after January 1, 2023. Any remaining cash on our sponsor’s balance sheet at the time of the Sponsor Transaction was available to pay any such assumed liabilities. If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Since January 13, 2022, except as otherwise indicated, we have paid and/or will continue to pay: (i) effective January 1, 2025 a total of up to $33,333 per month to our management for office space, utilities, secretarial and administrative support (prior to such date these services were provided by Launchpad Capital, an affiliate of the Sponsor), (ii) LGF CFO Services Inc., an entity affiliated with our Chief Financial Officer, a fee of $10,000 per month starting in March 2025, and (iii) Burkland Associates, LLC (f/k/a FintechForce, Inc.), an entity affiliated with our former Chief Financial Officer, a monthly fee for financial planning and analysis and general professional services ($15,000 per month through September 30, 2024 and $10,000 per month from October 2024 to February 2025). Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our sponsor. The promissory note was non-interest bearing, unsecured and was due at the earlier of December 31, 2022 or the closing of our initial public offering, which occurred on January 19, 2022. The loan was repaid in full on January 24, 2022, out of the $2,200,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions).

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

On April 17, 2023, we issued a promissory note (the “Promissory Note”) to our sponsor. Pursuant to the Promissory Note, our sponsor agreed to loan us up to an aggregate principal amount of $2.8 million. The Promissory Note is non - interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which we consummate a business combination (the “Maturity Date”). If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Promissory Note; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, our sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of our Class A common stock at the closing of the initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. As of December 31, 2025, we have borrowed $2.8 million under the Promissory Note.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to our Sponsor. Pursuant to the 2024 Promissory Note, our Sponsor agreed to loan us up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of December 31, 2025, the Company has borrowed $1,200,000 under the 2024 Promissory Note.

As of December 31, 2025 and 2024, the Sponsor had advanced the Company $769,748 and $84,128, respectively, for working capital purposes. The advances are unsecured and non-interest bearing. The advances are subject to the terms and conditions agreed upon by the Company and the Sponsor. During the year ended December 31, 2025, the Sponsor advanced an additional $685,620 to the Company for working capital purposes.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Citrin Cooperman & Company, LLP (“Citrin”) and MaloneBailey, LLP (“Malone”) for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin or Malone (as applicable) in connection with regulatory filings. The aggregate fees of Citrin for professional services rendered for the audit of our financial statements and other required filings with the SEC for the year ended December 31, 2024 totaled approximately $152,875. The aggregate fees of Citrin for professional services rendered for the review of our interim financial statements and other required filings with the SEC for the year ended December 31, 2025 totaled approximately $139,356. The aggregate fees of Malone for professional services rendered for the audit of our financial statements and other required filings with the SEC for the year ended December 31, 2025 totaled approximately $42,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2025 and 2024, we did not pay Citrin or Malone any audit-related fees.

Tax Fees. We did not pay Citrin or Malone for tax services, planning or advice for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay Citrin or Malone for any other services for the years ended December 31, 2025 and 2024.

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

PAPAYA GROWTH OPPORTUNITY CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Papaya Growth Opportunity Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Papaya Growth Opportunity Corp. I (the “Company”) as of December 31, 2025, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is not able to consummate a Business Combination within a prescribed period of time, it will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2026.

Houston, Texas

November 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Papaya Growth Opportunity Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Papaya Growth Opportunity Corp. I (the “Company”) as of December 31, 2024, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination within a specified period of time, then the Company will cease all operations except for the purpose of liquidating. In addition, the Company may not have sufficient working capital and may need to borrow additional funds from its Sponsor in order to fund its liquidity needs. Management has determined that liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Citrin Cooperman & Company, LLP

We served as the Company’s auditor from 2021 through 2026.

New York, New York

April 14, 2025

PAPAYA GROWTH OPPORTUNITY CORP. I

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

CURRENT ASSETS
Cash	$11,130	$5,576
Prepaid expenses and other assets	137,031	133,199
Interest income receivable	—	25,186
Total current assets	148,161	163,961
OTHER ASSETS
Cash held in Trust Account	323,893	8,038,974
TOTAL ASSETS	$472,054	$8,202,935

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,883,075	$774,147
Due to affiliate	521,038	348,000
Advances from related party	769,748	84,128
Note payable - Related party	4,000,000	4,000,000
Note payable – insurance premium financing	34,151	—
Excise tax liability	—	2,946,433
Income tax payable	10,987	39,035
Deferred underwriting fees payable	—	15,125,000
Total liabilities	7,218,999	23,316,743

COMMITMENTS AND CONTINGENCIES REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value; 28,222 and 710,529 shares at redemption value of $11.48 and $11.31 per share at December 31, 2025 and 2024, respectively	323,893	8,038,974

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 110,000,000 shares authorized; 8,894,375 and 8,894,375 shares issued and outstanding, excluding 28,222 and 710,529 shares subject to possible redemption as of December 31, 2025 and 2024, respectively	890	890
Class B common stock; $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	15,105,893	—
Accumulated deficit	(22,177,621)	(23,153,672)
Total stockholders’ deficit	(7,070,838)	(23,152,782)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$472,054	$8,202,935

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	ended
	December 31, 2025	December 31, 2024
OPERATING EXPENSES
General and administrative	$2,054,756	$1,699,878
Franchise tax	1,850	―
Total expenses	2,056,606	1,699,878

OTHER INCOME
Interest earned on cash held in Trust Account	43,641	453,653
Reversal of interest and penalties on excise tax liability	64,177	—
Total other income	107,818	453,653

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,948,788)	(1,246,225)
Income tax expense	(11,694)	(163,035)
NET LOSS	$(1,960,482)	$(1,409,260)

Weighted-average shares outstanding of Class A common stock	9,007,553	8,841,418
Basic and diluted net loss per share, Class A	$(0.21)	$(0.09)
Weighted-average shares outstanding of Class B common stock	—	946,252
Basic and diluted net loss per share, Class B	$—	$(0.14)

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	Common stock
	Class A		Class B
								Total
						Additional paid-	Accumulated	stockholders’
	Shares	Amount	Shares	Amount		in capital	deficit	deficit
Balance, December 31, 2023	1,365,500	$137	7,528,875		$753	$—	$(21,075,852)	$(21,074,962)
Conversion from Class B to Class A common shares	7,528,875	753	(7,528,875)		(753)	—	—	—
Accretion of Class A common stock to redemption value	—	—	—		—	—	(492,605)	(492,605)
Excise taxes on stock redemption	—	—	—		—	—	(175,955)	(175,955)
Net loss	—	—	—		—	—	(1,409,260)	(1,409,260)
Balance, December 31, 2024	8,894,375	890	—		—	—	(23,153,672)	(23,152,782)
Reduction of underwriting fee payable	—	—	—		—	15,125,000	—	15,125,000
Excise Taxes on stock redemption	—	—	—		—	—	(70,356)	(70,356)
Accretion of Class A common stock to redemption value	—	—	—		—	(19,107)	(9,900)	(29,007)
Reversal of Excise Taxes on stock redemption	—	—	—		—	—	3,016,789	3,016,789
Net loss	—	—	—		—	—	(1,960,482)	(1,960,482)
Balance, December 31, 2025	8,894,375	$890	―	$	―	$15,105,893	$(22,177,621)	$(7,070,838)

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,960,482)	$(1,409,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(43,641)	(453,653)
Insurance premiums financed through note payable	67,629	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,832)	(89,522)
Due to affiliate	173,038	174,000
Accounts payable and accrued expenses	1,108,928	293,190
Advance taxes paid	—	41,000
Federal and state income tax payable	(28,048)	39,035
State franchise tax payable	—	(40,200)
Net cash flows used in operating activities	(686,408)	(1,445,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for tax payments	39,820	194,771
Cash deposited in Trust Account	—	(205,856)
Cash withdrawn from Trust Account in connection with Redemption	7,744,088	17,430,006
Net cash provided by investing activities	7,783,908	17,418,921

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common stock	(7,744,088)	(17,430,006)
Advances from related party	685,620	84,128
Repayment of note payable – insurance premium financing	(33,478)	—
Proceeds from notes payable - related party	—	1,375,930
Net cash used in financing activities	(7,091,946)	(15,969,948)

NET CHANGE IN CASH	5,554	3,563
CASH, BEGINNING OF PERIOD	5,576	2,013
CASH, END OF PERIOD	$11,130	$5,576
Supplemental disclosure of cash flow activities:
Income taxes paid	$39,742	$83,000
Supplemental disclosures of noncash financing activities:
Excise taxes on stock redemption	$70,356	$175,955
Extinguishment of deferred underwriting fees	$15,125,000	$—
Reversal of excise tax payable attributable to redemption of Class A common stock	$3,016,789	$—
Insurance premiums financed through note payable	$67,629	$—
Accretion for Class A common stock to redemption value	$29,007	$492,605

The accompanying notes are an integral part of these financial statements.

PAPAYA GROWTH OPPORTUNITY CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity from October 8, 2021 (inception) through December 31, 2025, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO held in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on January 13, 2022. On January 19, 2022, the Company consummated the IPO of 25,000,000 units (“Units”), including shares of Class A common stock in the Units offered (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and sale of the Private Placement Units and Overallotment Units amounted to $20,697,498, consisting of $5,000,000 of upfront underwriting fees, $15,125,000 of deferred underwriting fees payable (which were held in the Trust Account), and $572,498 of other offering costs. As described in Note 6, the $15,125,000 of deferred underwriting fees payable was contingent upon the consummation of a Business Combination by December 19, 2026, subject to the terms of the underwriting agreement. On April 21, 2025, Cantor and CCM agreed to waive their entitlement to the deferred underwriting commissions of $15,125,000 owed or payable to Cantor and CCM pursuant to the underwriting agreement. In consideration of Cantor and CCM’s waivers for their entitlements to the payment of the deferred underwriting fee, Cantor and CCM agreed to sell their combined shares to Corbin TLP Fund II, L.P. (“Corbin”) for $1 per share at the close of the Company’s Business Combination. The Company evaluated the waiver of the deferred underwriting fees and the related share sale arrangement and concluded that the agreement to sell the shares to Corbin does not represent consideration received or paid by the Company and does not affect the accounting for the waiver. Accordingly, the $15,125,000 waiver was recorded as an increase to additional paid-in capital.

Following the closing of the IPO and the sale of the Private Placement Units and Overallotment Units, $293,250,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, Overallotment Units, and the Private Placement Units was initially placed in a trust account (“Trust Account”). The amounts remaining in the Trust Account are invested in (i) interest - bearing bank demand deposit accounts, (ii) uninvested, (iii) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or (iv) money market funds selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3), (d)(4) and (d)(5) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units and Overallotment Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account (if any)) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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

Liquidity, Going Concern, and Management’s Plan

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of December 31, 2025, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations through one year from the date of this annual report. As of December 31, 2025, the Company had cash of $11,130 and a working capital deficit of $7,070,838. As of December 31, 2025, $2.8 million had been drawn from the $2.8 million promissory note provided from the Sponsor on April 17, 2023 and $1,200,000 had been drawn from the $1.2 million promissory note provided from the Sponsor on February 16, 2024. See Note 5 for references to “Promissory Note” and “2024 Promissory Note.”

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

Reclassifications

Certain amounts in the statement of cash flows for the year ended December 31, 2024 have been reclassified to conform to the current year presentation. Advances from related party of $84,128 for the year ended December 31, 2024, which were previously presented within cash flows from operating activities, have been reclassified to cash flows from financing activities. As a result of this reclassification, net cash used in operating activities for the year ended December 31, 2024 increased from $1,361,282, as previously reported, to $1,445,410, and net cash used in financing activities decreased from $16,054,076, as previously reported, to $15,969,948. This reclassification had no effect on the previously reported net loss, total assets, total liabilities, stockholders’ deficit or net change in cash for the year ended December 31, 2024.

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

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced their IPO prior to August 16, 2022 are not subject to excise tax on any redemptions.

As a result, the Company reversed $3,016,789 of excise tax liabilities accrued in previous quarters. The $3,016,789 reversal was recorded as a reduction of accumulated deficit, where the initial excise tax related to the redemption of Class A common stock had been recorded, and is reflected in the statements of changes in stockholders’ deficit. In addition, the Company reversed $64,177 of previously accrued interest and penalties related to the excise tax liability, which was recorded as a reduction of accounts payable and accrued expenses.

In 2026, the Company amended excise tax return with the IRS. Based on the applicable tax guidance and the facts and circumstances existing as of December 31, 2025, management concluded that the Company was not subject to the excise tax and, accordingly, no excise tax liability or related interest and penalties were required to be recognized as of December 31, 2025. The amended excise tax return filed with the IRS in 2026 reflected this conclusion, and the Company removed the previously recorded excise tax liability and all related interest and penalties. As of December 31, 2025, the Company had no excise tax liability.

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

Cash

At December 31, 2025 and 2024, the Company had cash balances of $11,130 and $5,576, respectively, with no cash equivalents.

Cash Held in Trust Account

At December 31, 2025 and 2024, the Company had $323,893 and $8,038,974, respectively, held in the Trust Account in cash in primarily one financial institution.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025 and 2024, 28,222 and 710,529 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

At December 31, 2025 and 2024, the redeemable Class A common stock reflected in the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption value as of December 31, 2023	$24,976,375
Plus: Accretion of common stock to redemption value	492,605
Less: Redemption of common stock	(17,430,006)
Class A common stock subject to possible redemption value as of December 31, 2024	8,038,974
Plus: Accretion of common stock to redemption value	29,007
Less: Redemption of common stock	(7,744,088)
Class A common stock subject to possible redemption value as of December 31, 2025	$323,893

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Prior to December 11, 2023, funds in the Trust Account were held in U.S. government treasury obligations with a maturity of 90 days or in money market funds investing solely in U.S. treasury securities. At December 11, 2023, the Company liquidated the money market funds held in the Trust Account to hold all funds in the Trust account in cash in an interest bearing account until the earlier of consummation of the Company’s initial business combination or liquidation. At December 31, 2025 and 2024, the assets held in the Trust Account are held in cash (not investments held at fair value).

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

Income and State Franchise Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was (0.60)% and (13.08)% for the years ended December 31, 2025 and 2024, respectively.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of a complex financial instrument, the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2025.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Income taxes paid during the years ended December 31, 2025 and 2024 were $39,742 and $83,000, respectively. Income taxes paid during 2025 consisted of $21,820 federal income taxes and $17,922 of state income taxes. Income taxes paid during 2024 consisted of $57,000 of federal income taxes and $26,000 of state income taxes.

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

	For the Year Ended December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss, including accretion of temporary equity	$(1,931,475)	$—	$(780,410)	$(136,244)

Denominator:
Weighted-average shares outstanding	9,007,553	—	8,841,418	946,252

Basic and diluted net loss per share	$(0.21)	$—	$(0.09)	$(0.14)

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

The fair value of the 25,000 Founder Shares granted to an independent director by the Sponsor on January 12, 2023, was $43,000 or $1.72 per share. The fair value of the 180,000 Founder Shares granted to certain independent directors by the Sponsor on December 8, 2022 was $414,000 or $2.30 per share, and the fair value of the 410,000 Founder Shares granted to certain independent directors on December 21, 2021 was $3,079,100 or $7.51 per share. During 2022, 180,000 of the Founder Shares granted on December 21, 2021 were terminated. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized were assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds within the Company’s stated industry target and with terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the years ended December 31, 2025 and 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 in fiscal year 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the accompanying financial statements and disclosures.

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

Related-Party Loans

On October 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note became due upon the closing of the IPO. The Note was non-interest bearing. As of December 31, 2021, the Note had an outstanding balance of $145,000. On January 19, 2022, the day the IPO was consummated, there was $145,000 outstanding under the Note, which was repaid fully on January 24, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, there were no Working Capital Loans outstanding.

Issuance of Unsecured Promissory Note – Related Party

On April 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $2.8 million. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination (the “Maturity Date”). If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. At the Maturity Date, the Sponsor may receive, at its option and in lieu of repayment in cash of all or any portion of the amount outstanding under the Promissory Note, the same consideration to be received by holders of the Company’s Class A common stock at the closing of the Company’s initial business combination, on the basis of two (2) shares of Class A common stock for each $10.00 loaned thereunder. Management evaluated the share-settlement feature of the Promissory Note and concluded that no separate accounting adjustment is required.

The Sponsor (or one or more of its affiliates or third-party designees) made monthly payments of $320,583 from April 2023 to August 2023, $30,000 from September 2023 to January 2024, and $15,987 from February 2024 to December 2024 towards extension payments. The remaining amounts borrowed under the Promissory Note were used to fund the Company’s operating expenses. As of December 31, 2025 and 2024, the Company had borrowed $2.8 million under the Promissory Note. In connection with the January 2025 special meeting, there was no requirement for the Company to make any extension deposit during the period, and no amounts were contributed to the Trust Account.

In addition, on February 16, 2024, the Company issued a promissory note (the “2024 Promissory Note”) to the Sponsor. Pursuant to the 2024 Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $1.2 million. The 2024 Promissory Note is non-interest bearing and all outstanding amounts under the 2024 Promissory Note will be due on the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2024 Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the 2024 Promissory Note, the unpaid amounts would be forgiven. As of December 31, 2025 and 2024, the Company had borrowed $1,200,000 under the 2024 Promissory Note.

Support Services

The Company pays a fee of up to $33,333 per month for the use of office space and administrative support services. Through December 31, 2024, such services were provided by Launchpad Capital, an affiliate of the Sponsor, pursuant to an administrative services agreement. Effective January 1, 2025, the Company’s management assumed responsibility for providing these administrative support services under a new administrative services arrangement at the same cost. For the years ended December 31, 2025 and 2024, the Company incurred administrative service fees of $174,000. As of December 31, 2025 and 2024, $521,038 and $348,000, respectively, were included in due to affiliates in the accompanying balance sheets.

The Company engaged Burkland Associates, LLC (f/k/a FintechForce, Inc.), an entity affiliated with the Company’s former Chief Financial Officer, for consulting services, financial planning and analysis, and general professional services. From January to September 2024, the Company paid a monthly fee of $15,000. Beginning in October 2024 and continuing through February 2025, the fee was reduced to $10,000 per month. On February 27, 2025, the Company amended the agreement with Burkland Associates, LLC, updating the fee term to an hourly basis. For the year ended December 31, 2025, the Company incurred $36,694 in fees for these services. As of December 31, 2025, the Company had incurred aggregate fees of $201,837, of which $192,783 had been paid, leaving an outstanding balance of $9,054, which was included in accounts payable and accrued expenses in the accompanying balance sheets. As of December 31, 2024, $15,000 had been accrued under this agreement and is included in accounts payable and accrued expenses in the accompanying balance sheet and $165,143 had been expensed under the arrangement.

On March 17, 2025, the Company entered into an agreement with LGF CFO Services Inc., an entity affiliated with the Company’s current Chief Financial Officer, for consulting services, financial planning and analysis, and general professional services for a monthly fee of $10,000. For the year ended December 31, 2025, the Company incurred $100,049 in fees for these services, of which $10,049 is included in accounts payable and accrued expenses in the accompanying balance sheets. As of December 31, 2025, there was $10,049 outstanding under this agreement.

Advances from Related Party

As of December 31, 2025 and 2024, the Sponsor had outstanding advances to the Company of $769,748 and $84,128, respectively, for working capital purposes. The advances are non-interest bearing and are repayable upon the consummation of a Business Combination. During the year ended December 31, 2025, the Sponsor advanced an additional $685,620 to the Company.

Note payable – Insurance Premium Financing

On November 12, 2025, the Company entered into an insurance premium financing agreement with AFCO to finance a portion of its insurance premiums. Under the agreement, the Company financed $67,629 of insurance premiums, which is payable in four monthly installments of $17,332, commencing November 14, 2025, through February 14, 2026, and bears interest at an annual percentage rate of 11.99%. The agreement has a total finance charge of $1,698. As of December 31, 2025, $34,151 remained outstanding and is presented as note payable – insurance premium financing on the accompanying balance sheets. During the year ended December 31, 2025, the Company recognized $1,185 of interest expense related to the financing agreement. The related insurance premiums are recorded as prepaid insurance and recognized as expense over the applicable coverage periods.

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

On April 21, 2025, Cantor and CCM irrevocably waived their respective rights to receive an aggregate of $15,125,000 in deferred underwriting commissions payable pursuant to the underwriting agreement. In connection with the waivers, Cantor and CCM agreed to sell their combined shares to Corbin TLP Fund II, L.P. (“Corbin”) at a price of $1 per share upon the closing of the Company’s Business Combination. The waiver of the deferred underwriting commissions was unconditional and was not contingent upon the closing of the Business Combination. Accordingly, the Company derecognized the $15,125,000 deferred underwriting commission liability and recorded the amount as an increase to additional paid-in capital in the accompanying financial statements.

Note 7 — Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 110,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 8,894,375 and 8,894,375 shares of Class A common stock outstanding, excluding 28,222 and 710,529 shares of Class A common stock subject to redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2025 and 2024, there were no shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Public Warrants — At December 31, 2025 and 2024, there were 14,375,000 Public Warrants issued and outstanding, including Public Warrants comprising a portion of the Units issued at the IPO.

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

Private Placement Warrants — As of December 31, 2025 and 2024, there were 682,750 Private Placement Warrants outstanding. The Private Placement Warrants underlying the Private Placement Units sold are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable by the Company. The Private Placement Units and the Private Placement Warrants will not be fungible with the Units and the Public Warrants, and, once registered, will trade separately.

Note 8 — Income Taxes

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware and California on an annual basis.

The total provision for (benefit) from income taxes is comprised of the following:

	December 31, 2025	December 31, 2024
Current expense -federal	$8,000	$122,880
Deferred benefit - federal	(381,068)	(313,187)
Current State & local	3,694	40,155
Deferred benefit – State & local	(175,968)	(144,621)
Change in valuation allowance	557,036	457,808
Total income tax expense	$11,694	$163,035

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Start-up costs	$2,097,327	$1,540,291
Net operating loss	—	—
Total deferred tax assets	2,097,327	1,540,291
Deferred tax liability	—	—
Valuation allowance for deferred tax assets	(2,097,327)	(1,540,291)
Net deferred tax asset (liability)	$—	$—

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	2025 in %	2025 in amount	2024 in %	2024 in amount
Statutory federal income tax rate	21.00%	$(409,245)	21.00%	$(261,707)
State taxes, net of federal tax benefit	6.98%	$(136,097)	6.98%	$(86,987)
Prior year trueup	—	—	(2.88)%	$35,964
Penalties	—	—	(1.44)%	$17,957
Valuation allowance	(28.58)%	$557,036	(36.74)%	$457,808
Effective income tax rate	(0.60)%	$11,694	(13.08)%	$163,035

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

	As of December 31,	As of December 31,
	2025	2024
Trust Account	$323,893	$8,038,974
Cash	11,130	5,576
Other assets	137,031	158,385
Total Assets	$472,054	$8,202,935

	For the year	For the year
	ended December 31,	ended December 31,
	2025	2024
General and administrative	$2,054,756	$1,699,878
Franchise tax	1,850	—
Interest earned on Investment in Trust Account	(43,641)	(453,653)
Income tax expense	(11,694)	(163,035)
Reversal of interest and penalties on excise tax liability	(64,177)	—
Net loss	$(1,960,482)	$(1,409,260)

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, represent the significant expense measure regularly provided to and reviewed by the CODM.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and determined that, other than as set forth below, there were no material subsequent events that would require adjustment or disclosure.

On June 12, 2026, the Company received a Notice of Termination of the BCA from Alberta, purporting to terminate the BCA pursuant to Section 9.1(f)(i) thereof on the basis of certain alleged breaches by the Company. The Company has advised Alberta that it disputes any purported termination of the BCA by Alberta.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (3)
2.1	Business Combination Agreement, dated April 21, 2025 by and among Forbes & Manhattan Resources Inc., Papaya Growth Opportunity Corp. I and F&M Merger Sub 1 Inc. (10)
2.2

Amendment No. 1 to Business Combination Agreement, dated September 26, 2025, by and among Papaya Growth Opportunity Corp. I, Forbes & Manhattan Resources Inc., F&M Merger Sub 1 Inc. and 2744026 Alberta Ltd. (11)

3.1	Second Amended and Restated Certificate of Incorporation of the Company (3)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (6)
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (7)
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (8)
3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (13)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (3)
4.5	Description of Securities of the Registrant (4)
10.1	Letter Agreement, dated January 13, 2022, by and among the Company, its officers, its directors and Papaya Growth Opportunity I Sponsor, LLC (3)
10.2	Promissory Note, dated October 19, 2021, issued to Papaya Growth Opportunity I Sponsor, LLC (1)
10.3	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.4	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and Cantor Fitzgerald & Co. (3)
10.5	Private Placement Unit Subscription Agreement, dated January 13, 2022, by and between the Company and J.V.B. Financial Group, LLC on behalf of its Cohen & Company Capital Markets division (3)
10.6	Investment Management Trust Agreement, dated January 13, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)
10.7	Registration Rights Agreement, dated January 13, 2022, by and among the Company and Papaya Growth Opportunity I Sponsor, LLC (3)
10.8	Securities Subscription Agreement between the Registrant and Papaya Growth Opportunity I Sponsor, LLC (1)
10.9	Form of Indemnity Agreement (2)
10.10	Amendment to the Investment Management Trust Agreement (5)
10.11	Promissory Note (5)
10.12	Amendment to the Investment Management Trust Agreement (6)
10.13	Amendment to the Investment Management Trust Agreement (7)
10.14	Amendment to the Investment Management Trust Agreement (8)
10.15	Amendment to the Investment Management Trust Agreement (13)
14.1	Code of Ethics (4)
19	Insider Trading Policies and Procedures (12)
21.1	Subsidiaries of the Registrant*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Executive Incentive Clawback Policy (9)

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 24, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 27, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 19, 2022.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on April 28, 2023.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 1, 2023.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 20, 2024.
(8)	Incorporated by reference to the Company’s Form 8 - K, filed with the SEC on January 17, 2025.
(9)	Incorporated by reference to the Company’s Form 10 - K, filed with the SEC on April 1, 2024.
(10)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 25, 2025.
(11)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 2, 2025.
(12)	Incorporated by reference to the Company’s Form 10 - K, filed with the SEC on April 15, 2025.
(13)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 17, 2025.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2026

PAPAYA GROWTH OPPORTUNITY CORP. I

By:	/s/ Clay Whitehead
Name: Clay Whitehead
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Clay Whitehead	Director and Chief Executive Officer	November 9, 2026
Clay Whitehead	(Principal Executive Officer)

/s/ Leonardo Fernandes	Chief Financial Officer and Secretary	November 9, 2026
Leonardo Fernandes	(Principal Financial and Accounting Officer)

/s/ Alexander Spiro	President	November 9, 2026
Alexander Spiro

/s/ Timothy Schenk	Chairperson and Director	November 9, 2026
Timothy Schenk

/s/ Daniel Murillo	Director	November 9, 2026
Daniel Murillo

/s/ Neil Herceg	Director	November 9, 2026
Neil Herceg